Form 10-K
period 2009-12-31
CHINA DU KANG CO. LTD.
filed 2010-04-14
CIK 1472635

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2009

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: __________

CHINA DU KANG CO., LTD

(Exact name of small business issuer as specified in its charter)

Nevada	90-0531621
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

Town of Dukang, Baishui County,

                 A-28,Van Metropolis,#35 Tangyan Road,

Xi'an, Shaanxi, PRC, 710065

(Address of principal executive offices)

8629-88830106-822

      (Issuer's telephone number)

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	Not Applicable

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [x]                No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 if Regulation S-K (229.405 of this Chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.

Yes [  ]                No [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	o
Non-accelerated filer	o(Do not check if a smaller reporting company)
Accelerated filer	o
Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act).

Yes [  ]                                No [X]

The Registrant’s revenues for its fiscal year ended December 31, 2009 were $1,987,659.

The aggregate market value of the voting stock on April 1, 2009 (consisting of Common Stock, $0.001 par value per share) held by non-affiliates was approximately $10,450,054 based upon the most recent sales price for such Common Stock on said date ($0.12) April 1, 2009, there were 100,113,791 shares of our Common Stock issued and outstanding, of which approximately 87,083,791 shares were held by non-affiliates.

Number of shares of common stock, par value $.001, outstanding as of April 1, 2009: 100,113,791

Table of Contents

DOCUMENTS INCORPORATED BY REFERENCE

None

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-K under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussions under "Notes to Financial Statements" and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-K. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-K that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

ITEM 1. BUSINESS

China Du Kang Co., Ltd (“Du Kang” or the “Company”) was incorporated as U. S. Power Systems, Inc., in the State of Nevada on January 16, 1987.  On or about June 8, 2006 the Company’s name was changed to Premier Organic Farms Group, Inc. On or about November 30, 2006 the name was changed to Amstar Financial Holdings, Inc. (“AFLH”). On or about March 18, 2008 the name was changed to its current name of China Du Kang Co., Ltd. with its corporate charter still residing in Nevada.  The Company changed its fiscal year ending from September 30 to December 31 in February 2008.

Overview

The Company had been engaged in the business to provide various financial services since it's incorporation.  The Company was not successful and discontinued the majority of its operation by December 31, 2007.

“We previously were a shell company, therefore the exemption offered pursuant to Rule 144 is not available. Anyone who purchased securities directly or indirectly from us or any of our affiliates in a transaction or chain of transactions not involving a public offering cannot sell such securities in an open market transaction.”

On January 10, 2008, the Company entered into a Plan of Exchange Agreement (the “Agreement”) with Hong Kong Merit Enterprise Limited (“Merit”), a holding company incorporated in Hong Kong.  Pursuant to the terms of the Agreement, the Company agreed to issue post split 88,000,000 shares of its common stock to the shareholder(s) of Merit in exchange for Merit to transfer all of its issued and outstanding shares of common stock to the Company, thereby causing Merit to become a wholly-owned subsidiary of the Company.  Merit also agreed to pay $260,000 to the Company at closing.  The parties closed the transaction contemplated by the Agreement on February 11, 2008.

This transaction is being accounted for as a reverse merger, since the shareholders of Merit owns a majority of the outstanding shares of the Company’s common stock immediately following the share exchange.  Merit is deemed to be the acquirer in the reverse merger.  Consequently, the assets and liabilities and the historical operations that will reflected in the consolidated financial statements for periods prior to the share exchange will be those of Merit and its subsidiaries and will be recorded at the historical cost basis.  After completion of the share exchange, the Company‘s consolidated financial statements will include the assets and liabilities of both Du Kang and Merit, the historical operations of Merit and the operations of the Company and its subsidiaries from the closing date of the share exchange.

Merit was incorporated on September 8, 2006 in Hong Kong under the Companies Ordinances as a Limited Liability company.  Merit was formed for the purpose of seeking and consummating a merger or acquisition with a business entity organized as a private corporation, partnership, or sole proprietorship.

On January 22, 2008, Merit entered into a Share Purchase Agreement (the “Purchase Agreement”) with the owners of Shaanxi Huitong Food Co., Inc. ("Huitong"), a limited liability company incorporated in the People's Republic of China ("PRC") on August 9, 2007 with a registered capital of $128,200 (RMB1,000,000).  Pursuant to the Purchase Agreement,  the Merit agreed to purchase 100% of the equity ownership in  Huitong for a cash consideration of

$136,722 (RMB 1,000,000).  Subsequent to the completion of the Agreement, Huitong became a wholly-owned subsidiary of Merit.

Huitong was formed for the purpose of seeking and consummating a merger or acquisition with a business entity organized as a private corporation, partnership, or sole proprietorship.  On December 26, 2007 Huitong executed a share exchange agreement (the "Exchange Agreement") with the owners of Shaanxi Xidenghui Technology Stock Co., Ltd. ("Xidenghui"), whereby Huitong exchanged 100% of its issued and outstanding capital  for 98.24% of the equity ownership in Xidenghui.  Subsequent to completion of the Share Exchange,  Xidenghui became a majority-owned subsidiary of Huitong.

Xidenghui was incorporated  in Weinan City, Shaanxi Province, PRC on March 29, 2001 under the Company Law of PRC.  Xidenghui was engaged in the business of production and distribution of distilled spirit with a brand name of “Xidenghui”.  Currently, its principal business is to hold an equity ownership interest in Shannxi Baishui Dukang Liquor Co., Ltd. (“Baishui Dukang”) and Shaanxi Baishui Dukang Liquor Brand Management Co., Ltd. (“Brand Management”).

Baishui Dukang was incorporated in Baishui County, Shaanxi Province, PRC on March 1, 2002 under the Company Law of PRC.  Baishui Dukang was principally engaged in the business of production and distribution of distilled spirit with a brand name of “Baishui Dukang”. On May 15, 2002, Xidenghui invested inventory and fixed assets, with a total fair value of  $ 4,470,219 (RMB 37,000,000) to Baishui Dukang and owns 90.51% of Baishui Dukang’s equity interest ownership, thereby causing Baishui Dukang to become a majority-owned subsidiary of Xidenghui.

On October 30, 2007, Xidenghui executed an agreement with Mr. Zhang Hongjun, a PRC citizen, to establish a joint venture, Shaanxi Baishui Dukang Liquor Brand Management Co., Ltd. ("Brand Management").  Pursuant to the agreement, Xidenghui contributed cash of $769,200 (RMB 700,000), and owns 70% equity interest ownership therein.  Brand Management was subsequently incorporated on November 12, 2007.  Upon the completion of incorporation, Brand Management became a majority-owned subsidiary of the Xidenghui.  Xidenghui is principally engaged in the business of distribution of Baishui Dukang’s liquor and manage the franchise of the “Baishui Dukang” brand name.

Baishui Dukang and Brand Management are the two of these affiliated companies that are engaged in business operations.  Du Kang, Merit, Huitong, and Xidenghui are holding companies, whose business is to hold an equity ownership interest in Baishui Dukang and Brand Management.   All these affiliated companies are hereafter referred to as the "Company".  Currently, the Company is principally engaged in the business of production and distribution of distilled spirit with the brand name of “Baishui Dukang”. The Company also franchises the brand name to other liquor productors.  The Company's structure is summarized in the flow chart found in Item 14. Supplementary Data.

Previous to this, on or about October 25, 2006 a Definitive Agreement was entered into by Premier Organic Farms Group, Inc. and Amstar International, Inc.  On or about December 19, 2006, the merger defined in this agreement was closed.  In the definitive agreement Amstar International, Inc. was to merge with Premier Organic Farms Group, Inc. (PFOG).  Prior to the merger PFOG was to change its name to Amstar Financial Holdings, inc., dilute their shares down to approximately 608,771 shares with 96.12% of the ownership passing to Amstar International Stockholders.  In addition, as part of the terms of this agreement a favorable hearing before a judge of competent jurisdiction, regarding a petition of fairness subject to section 3(a)(10) of the Securities Act of 1933 was to be approved.  An order granting this petition of fairness was signed on December 18, 2006 by a judge in State of Nevada, County of Elko, case number CV-C-06-1016.  This transaction closed on December 19, 2006, in Phoenix, Arizona.

Current Operations

Shaanxi Xi Deng Hui Technology Stock Co. Ltd. is holding company which established on March 29, 2001 after being restructured enterprise with added capital. The registered capital is 129,000,000 RMB ($17,793,103 USD).  On or about January 31, 2008 Shaanxi Xi Deng Hui Technology Stock Co. Ltd purchased a majority interest in Amstar Financial Holdings, Inc. (formerly AFLH) in a reverse merger.  The company’s new name is China Du Kang Company Limited now listed as CDKG.

Shaanxi Xi Deng Hui Stock Co. Ltd., Holds

●

90.51% and controls Shaanxi Bai Shui Du Kang Liquor Co., Ltd., and holds

●

70% Shaanxi Bai Shui Du Kang Brand  Management Co., Ltd.;

Principal Products

The Company manufactures, sells, licenses and distributes a proprietary line of white wines that are generally known in China under the heading Du Kang. The largest sellers are currently collections called the “Baishui Dukang” series, the Thirteen Dynasties series and Jiu Zu Gong.

Du Kang is a generic description, like “vodka” or “merlot” and is one of the most famous Chinese white wine brands. The Company’s subsidiaries Shaanxi Bai Shui Du Kang Liquor Co. Ltd and Shaanxi Bai Shui Du Kang own the “Bai Shui Du Kang” brand, while another subsidiary, owns three 3 brands:

•

  Bai Shui Du Kang

•

 Thirteen Dynasties and

•

Jiu Zu Gong.

At present, Du Kang has 6000 ton production capacity per year including (brewing and packaging).  Liquor products unit price ranges from $2.00 USD to $150.00 USD. Our Du Kang Liquor products are sold in most cities in China.  In northeast, north, south coastal region and middle areas of China we sell liquor through long-term liquor distributors. In Shaanxi province we sell liquor to franchise stores in Xi’an ,Bai Shui, Hua yin, Han Cheng, Fu Ping Pu Cheng, Da Li, Wei Nan city.  Throughout China the Du Kang market sales, awareness and brand image is broadening.

Through its subsidiaries in China, the Company sells and develops new and additional liquors, liquor raw materials, deep processing of agricultural and sideline products and research and develop of high-tech products and brewing methods. We were the first company, in cooperation with the Chinese Academy of Sciences, to ship Du Kang yeast and grain aboard #3 and #7 Shenzou spaceflights for a series of scientific experiements designed to improve yield and flavors. No newly developed products have entered the market since 2008. We are currently focusing on expanding distribution of existing brands so we have devoted only minimal resources to research and development activities in the past two years.

Major products include the Baishui Dukang series, Thirteen Dynasties series, Shen Zhou Nectar, Guo Bin Special, and Jiu Zu Gong.

Distribution methods of the products or services;

The company’s products were sold in the following three ways:

•

Sales within China by long-term liquor distributors.

•

Sales to franchise liquor stores/retailers and

•

Our holding company, Shaanxi Bai Shui Du Kang Brand Management Co., Ltd. gave the franchise of using “Baishui Dukang” trademark to make white spirits to manufactures who comply with the liquor (or white spirits) production standard of PRC.

We have implemented two strategies for retail sales of our producs. First, we have developed exclusive territorial “franchises” in different designated provinces of China – Shaanxi, Guangzdong,Zhejiang,Liaoning,Hunan, Heilongjiang, Shanghai, etc. Secondly, we have developed licensing agreements for the use of our trademarks. There are currently licensing agreements in An Hui and Shaanxi province.

The company signed a 5-year exclusive distributor contract with liquor distributors.  Our major liquor distributors include Shaanxi Baishui Dukang Spirits Industry Development Co., Ltd. ,Shaanxi Baishui Dukang Liquor Group Co., Ltd. and Shaanxi Baishui Dukang Marketing Management Co., Ltd. respectively.  The material terms are as follows:

1.During the contract term, Shaanxi Baishui Dukang Spirits Industry Development Co., Ltd. can only act as the distributor of the series products of Baishui Dukang, Thirteen Dynasties and Jiu Zu Gong in the designated provinces including Guangdong, Yunan, Fujian, Henan, Shandong and Hebei, and cannot act as a distributor in any other products of the third party.

2、 During the contract term, Shaanxi Baishui Dukang Marketing Management Co., Ltd. can only act as the distributor of the series products of Baishui Dukang and Thirteen Dynasties in the designated provinces including Shaanxi, Hunan, Gansu and Neimeng , and cannot act as a distributor in any other products of the third party.

3. During the contract term,Shaanxi Baishui Dukang Liquor Group Co., Ltd. can only act as the distributor of the series products of Baishui Dukang and Thirteen Dynasties in 5 designated provinces including Jiangsu,Zhejiang, Liaoning, Jiling and Heilongjiang, and cannot act as a distributor for any other third party’s products.

Du Kang set a new sales strategy, including sales territory that cover many counties in China and since July 2007. Du Kang Liquor products previously have been sold mostly in the larger cities in China. In 2008 and 2009, we put in place distributorship agreements in the form of franchises or licensing that now includes the northeast, north, south coastal region and middle areas of China.  .

In the Shaanxi province we sell products to franchised stores in Xi’an Bai Shui, Hua yin, Han Cheng, Fu Ping，Pu Cheng, Da Li, and the city of Wei NanWe believe our distribution efforts have also raised market awareness and brand image of the Du Kang series.

Competitive Business Conditions

While management is pleased at the progress of the distribution of its Du Kang liquors, it remains a relatively insignificant participant in the liquor and beverage industry. We were recently awarded inclusion in China’s top 500 large and medium sized beverage manufacturers. An article in the April, 2009 edition of The Atlantic magazine reported that “Maotai”, a “baijiu” type of white liquor that is competitive, was the largest selling liquor in the world. The article notes that Maotai is somewhat expensive – the bottle tested cost $115 USD, smells of ammonia, and has a bitter taste.

A February, 2010 issue of China Daily also noted that "Moutai and Wuliangye”, two higher end liquors were selling briskly, The article quoted A report from China Jianyin Investment Securities that said,

“in 2010, China's high-end liquor (wine and spirit) consumption will grow by more than "30 percent" from a year earlier, higher than the liquor market as a whole, which will see a "20 to 25" percent rise..”

The Company believes that its Du Kang series is positioned well against the larger sellers and should enjoy increased sales if the liquor market overall improves as expected.

Sources and Availability of Raw Materials

The raw material needed in our production is mainly grain. The company purchases sorghum from farmers in the northeast and other wholesalers. While its price fluctuates in response to market conditions, availability has never been an issue. In addition, the company expects to enter into a contract of quota system for the production by local farmers to purchase some of the other required raw materials such as wheat and corn

Dependence of Major Customers

The company has long-term marketing contract with the following three companies: Shaanxi Baishui Dukang Wine Development Co., Ltd., Shaanxi Baishui Dukang Marketing Management Co., Ltd., Shaanxi Dukang Liquor Group Co., Ltd.. These three companies sell our products in China.

We have begun to expand our distributorship and licensing programs and expect to reduce the dependence on these three distributors over the course of 2010.

Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration;

The company has received all the certificates required to be issued by the Chinese government pertaining to production and sales of liquor, such as the Production License, Trade Mark Registration Certificate, etc. All these certificates are in force.

We believe we have full rights to the intellectual property required for sales in China. We have been contacted by a U. S. group that indicates that they have a prior right to the name “Du Kang” within the United States.

Regulation.

We are currently regulated People’s Government of Shaanxi Province approved Business License, Organization Code of PRC. We have obtained and maintain China Manufacture Certificate, Sanitation License and Food Security permits to issuer’s parent company in China, which we believe are all of the necessary legal government approvals if a manufacturer in PRC starts its business and continue its operation.

The greatest impact of government regulation for company’s business is the change of tax policy. In China, white spirit production belongs to a traditionally high tax industry. However, the company’s location, Bai Shui county, is rated as a national level poor county. The company is considered to be a pillar enterprise and major client of taxation in Bai Shui county.

Historically, the company has enjoyed preferential tax treatment on a national and local level. The Company entered into a Tax Abatement Agreement in 2004. Taxes were exempted for the first 2 years of existence of the Agreement and reduced by half for the following 3 years. The Agreement expired as of August, 2009. Management is optimistic that they can work with taxing authorities to continue some level of preferential tax treatment for income of the company.

Costs and effects of compliance with environmental laws

The company’s manufacturing process meets the national standard for environmental protection. Moreover, the company was commended as a “Manufacturing Enterprise to Recycle Energy” by the government of the Shaanxi province.

ITEM 1 A.

RISK FACTORS

RISK FACTORS

RISKS RELATED TO OUR BUSINESS

OUR AUDITORS HAVE NOTED THERE IS CERTAIN DOUBT ABOUT OUR ABILITY TO OPERATE AS A GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $17,436,438 at December 31, 2009 that includes losses of $597,872 and $1,591,791 for the years ended December 31, 2009 and 2008, respectively.   In addition, The Company has a working capital deficiency of $13,431,548 and  a shareholders' deficiency of $7,131,843 at December 31, 2009.  These factors raise certain doubt about its ability to continue as a going concern.

Management has taken steps to revise the Company's operating and financial requirements.  The Company is actively pursuing additional funding and a potential merger or acquisition candidate and strategic partners, which would enhance owners' investment.  However, there can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company's existing stockholders.

The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

  WE HAVE HAD LOSSES FROM OPERATIONS AND ANTICIPATE TO ACHIEVE PROFIT THROUGH THE INCOME AND DECREASE THE LOSSES FOR THE FORESEEABLE FUTURE.

Since inception we have had limited revenues from operation.  Revenues for the year ended December 31, 2009 totaled $ 1,987,659 as compared to $1,143,195 for the year ended 2008. For the year ended December 31, 2009 we experienced a loss from operations of $(541,404) as compared to a loss of $(1,578,211) for the prior year..We have not achieved profitability. We expect to incur significant operating expenses and, as a result, will need to generate significant revenues to achieve profitability, which may not occur.  Even if we do achieve profitability, we may be unable to sustain or increase profitability on an ongoing basis.

OUR CURRENT SHAREHOLDERS CONTROL OUR BUSINESS AFFAIRS IN WHICH CASE YOU WILL HAVE LITTLE OR NO PARTICIPATION IN OUR BUSINESS.

Our principal stockholders owns a majority of our common stock. As a result, they will have control over all matters requiring approval by our stockholders without the approval of minority stockholders.  In addition, they will also be able to elect all of the members of our Board of Directors, which will allow they to control our affairs and management.  They will also be able to affect most corporate matters requiring stockholder approval by written consent, without the need for a duly noticed and duly-held meeting of stockholders.  As a result, they will have significant influence and control over all matters requiring approval by our stockholders.  Accordingly, you will be limited in your ability to affect change in how we conduct our business.

WE MAY INCUR SIGNIFICANT COSTS TO ENSURE COMPLIANCE WITH CORPORATE GOVERNANCE AND ACCOUNTING REQUIREMENTS.

We expect to incur significant costs associated with our public company reporting requirements, costs associated with applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the SEC. We expect all of these applicable rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. While we have no experience as a public company, we estimate that these additional costs will total approximately $60,000 per year. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

RISKS RELATING TO OUR SECURITIES

WE HAVE NEVER PAID DIVIDENDS ON OUR COMMON STOCK AND YOU MAY NEVER RECEIVE DIVIDENDS.   THERE IS A RISK THAT AN INVESTOR IN OUR COMPANY WILL NEVER SEE A RETURN ON INVESTMENT AND THE STOCK MAY BECOME WORTHLESS.

We have never paid dividends on our common stock. We intend to retain earnings, if any, to finance the development and expansion of our business. Future dividend policy will be at the discretion of the Board of Directors and will be contingent upon future earnings, if any, our financial condition, capital requirements, general business conditions and other factors. Future dividends may also be affected by covenants contained in loan or other financing documents, which may be executed by us in the future. Therefore, there can be no assurance that cash dividends of any kind will ever be paid. If you are counting on a return on your investment in the common stock, the shares are a risky investment.

THERE IS CURRENTLY NO SUBSTANTIAL MARKET FOR OUR COMMON STOCK AND NO ASSURANCE THAT ONE WILL DEVELOP.

There is currently on an extremely limited trading market for our shares of Common Stock, under the symbol “CDKG.” We have provided no public information and our symbol contains a “skull and crossbones” insignia on the pink sheets. We are filing this information partly to provide such information to the public although there can be no assurance that a more substantial market will ever develop or be maintained.  Any market price for shares of our Common Stock is likely to be very volatile, and numerous factors beyond our control may have a significant adverse effect.  In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies.  These broad market fluctuations, as well as general economic and political conditions, may also adversely affect the market price of our Common Stock.  Further, there is no correlation between the present limited market price of our Common Stock and our revenues, book value, assets or other established criteria of value.  The present limited quotations of our Common Stock should not be considered indicative of the actual value of the Company or our Common Stock.

Future sales of our common stock could put downward selling pressure on our shares, and adversely affect the stock price.  There is a risk that this downward pressure may make it impossible for an investor to sell his shares at any reasonable price.

Future sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could put downward selling pressure on our shares, and adversely affect the market price of our common stock.  Such sales could be made pursuant to Rule 144 under the Securities Act of 1933, as amended, as shares become eligible for sale under the Rule.

BECAUSE OUR SHARES ARE DEEMED HIGH RISK “PENNY STOCKS,” YOU MAY HAVE DIFFICULTY SELLING THEM IN THE SECONDARY TRADING MARKET.

The Commission has adopted regulations which generally define a "penny stock" to be any equity security that has a market price (as therein defined) less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. Additionally, if the equity security is not registered or authorized on a national securities exchange, the equity security also constitutes a "penny stock." As our common stock falls within the definition of penny stock, these regulations require the delivery, prior to any transaction involving our common stock, of a risk disclosure schedule explaining the penny stock market and the risks associated with it. These regulations generally require broker-dealers who sell penny stocks to persons other than established customers and accredited investors to deliver a disclosure schedule explaining the penny stock market and the risks associated with that market. Disclosure is also required to be made about compensation payable to both the broker-dealer and the registered representative and current quotations for the securities. These regulations also impose various sales practice requirements on broker-dealers. In addition, monthly statements are required to be sent disclosing recent price information for the penny stocks. The ability of broker/dealers to sell our common stock and the ability of shareholders to sell our common stock in the secondary market is limited. As a result, the market liquidity for our common stock is severely and adversely affected. We can provide no assurance that trading in our common stock will not be subject to these or other regulations in the future, which would negatively affect the market for our common stock.

IF A MARKET DEVELOPS FOR OUR SECURITIES THE COULD BE VOLATILE AND MAY NOT APPRECIATE IN VALUE.

If a market should develop for our securities, of which we have no assurance, the market price is likely to fluctuate significantly. Fluctuations could be rapid and severe and may provide investors little opportunity to react. Factors such as changes in results from our operations, and a variety of other factors, many of which are beyond the control of the Company, could cause the of our common stock to fluctuate substantially. Also, stock markets in penny stock shares tend to have extreme price and volume volatility. The market prices of shares of many smaller public companies securities are subject to volatility for reasons that frequently unrelated to the actual operating performance, earnings or other recognized measurements of value. This volatility may cause declines including very sudden and sharp declines in the market price of our common stock. We cannot assure investors that the stock price will appreciate in value, that a market will be available to resell your securities or that the shares will retain any value at all.

RISKS RELATING TO DOING BUSINESS IN THE PEOPLE'S REPUBLIC OF CHINA

WE ARE SUBJECT TO THE POLITICAL AND ECONOMIC POLICIES OF THE PEOPLES REPUBLIC OF CHINA, AND GOVERNMENT REGULATION COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR INTENDED BUSINESS.

All of our assets and operations are in the PRC.   As a result our operating results and financial performance as well as the value of our securities could be affected by any changes in economic, political and social conditions in China.

The Chinese government adopted an “open door” policy to transition from a planned economy to a market driven economy in 1978. Since then the economy of the PRC has undergone rapid modernization although the Chinese government still exerts a dominant force in the nation’s economy. There has  historically been a substantial market in liquor consumption in China.

The Chinese government operates the economy in many industries through various five-year plans and even annual plans. A large degree of uncertainty is associated with potential changes in these plans. Since the economic reforms have no precedent, there can be no assurance that future changes will not create materially adverse conditions on our business.

Due to the limited effectiveness of judicial review, public opinion and popular voting there are few avenues available if the governmental action has a negative effect. Any adverse changes in the economic conditions, in government policies, or in laws and regulations in China could have a material adverse effect on the overall economic growth, which in turn could lead to a reduction in demand for our products and consequently have a material adverse effect on our business.

THERE ARE RISKS INHERENT IN DOING BUSINESS IN CHINA OVER WHICH WE HAVE NO CONTROL.

The political and economic systems of the PRC are very different from the United States and more developed countries. China remains volatile in its social, economic and political issues which could lead to revocation or adjustment of reforms.  There are also issues between China and the United States that could result in disputes or instabilities.  Both domestically and internationally the role of China and its government remain in flux and could suffer shocks, or setbacks that may adversely affect our business.

THE CHINESE LEGAL SYSTEM IS MUCH DIFFERENT FROM THAT OF THE UNITED STATES WITH CONSIDERABLY LESS PROTECTION FOR INVESTORS, AND IT MAY BE EXTREMELY DIFFICULT FOR INVESTORS TO SEEK LEGAL REDRESS IN CHINA AGAINST US OR OUR OFFICERS AND DIRECTORS, INCLUDING CLAIMS THAT ARE BASED UPON U.S. SECURITIES LAWS.

All of our current operations are conducted in China.  All of our current directors and officers are nationals or residents of China. It may be difficult for shareholders to serve us with service of process in legal actions. All of the assets of these persons are located outside the United States in China. The PRC legal system is a civil law system. Unlike the common law system, the civil law system is based on written statutes in which decided legal cases have little value as precedents.  As a result there is no established body of law that has precedential value as is the case in most western legal systems. Differences in interpretations and rulings can occur with little or no opportunity for redress or appeal.

As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon our officers and directors.  Even if service of process was successful, considerable uncertainty exists as to whether Chinese courts would enforce U. S. laws or judgments obtained in the United States. Federal and state securities laws in the U. S. confer substantial rights to investors and shareholders that have no equivalent in China. Therefore a claim against us or our officers and/or directors or even a final judgment in the U. S. based on U. S. may not be heard or enforced by the Chinese courts.

In 1979, the PRC began to adopt a complex and comprehensive system legal system and has approved many laws regulating economic and business practices in the PRC including foreign investment. Currently many of the approvals required for our business can be obtained at a local or provincial level.  We believe that it is generally easier and faster to obtain provincial approval than central government approval. Changes to existing laws that repeal or alter the local regulatory authority and replacements by national laws could negatively affect our business and the value of our securities.

NEW CHINESE LAWS MAY RESTRICT OUR ABILITY TO CONTINUE TO MAKE ACQUISITIONS OF BUSINESSES IN CHINA.

New regulations on the acquisition of businesses commonly referred to as “SAFE” regulations (State Administration of Foreign Exchange) were jointly adopted on August 8, 2006 by six Chinese regulatory agencies with jurisdictional authority. Known as the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors the new Rule requires creation of offshore Special Purpose Ventures, or SPVs, for overseas listing purposes. Acquisitions of domestic Chinese companies require approval prior to listing securities on foreign exchanges.

We obtained the approvals that we believe are required in making the acquisitions that formed the present company. Nonetheless, our growth has largely been by acquisition and we intend to continue to make acquisitions of Chinese businesses. Since the “SAFE” rules are very recent there are many ambiguities and uncertainties as to interpretation and requirements.  These uncertainties and any changes or revisions to the regulations could limit or eliminate our ability to make new acquisitions of Chinese businesses in the future.

WE MAY BE AFFECTED BY RECENT CHANGES TO CHINA’S FOREIGN INVESTMENT POLICY, WHICH WILL CHANGE THE INCOME TAX RATE FOR FOREIGN ENTERPRISES.

On January 1, 2008 a new Enterprise Income Tax Law will take effect. The new law revises income tax policy and sets a unified income tax rate for domestic and foreign companies at 25 percent. It also abolishes favorable treatment for foreign invested enterprises. When the new law takes effect, foreign invested enterprises will no longer receive favorable tax treatment.  Any earnings we may obtain may be adversely affected by the new law.

CHINA CONTROLS THE CURRENCY CONVERSION AND EXCHANGE RATE OF ITS CURRENCY, WHICH COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

The Chinese government imposes control over the conversion of the Chinese currency, the Renminbi, into foreign currencies, although recent pronouncements indicate that this policy may be relaxed. Under the current system, the People's Bank of China publishes a daily exchange rate based on the prior day's activity which controls the inter-bank foreign exchange market. Financial institutions are permitted a narrow range above or below the exchange rate based on then current market conditions. Since 1997, the State Council has prohibited restrictions on certain international payments or transfers for current account items. The regulations also permit conversion for distributions of dividends to foreign investors. Investment in securities, direct investment, and loans, and security investment, are still subject to certain restrictions.

For more than a decade the exchange rate for the Renminbi (“RMB”) was pegged against the United States dollar leaving the exchange rates relatively stable at roughly 8 RMB for 1 US Dollar. The Chinese government announced in 2005 that it would begin pegging the Renminbi exchange rate against a basket of currencies, instead of relying solely on the U.S. dollar. This has recently caused the dollar to depreciate as against the RMB. As of December 31, 2009, the rate was 6.837 RMB for 1 US Dollar.  Since all of our expected operations are in China, significant fluctuations in the exchange rate may materially and adversely affect our revenues, cash flow and overall financial condition.

CHINESE LAW REQUIRES APPROVAL BY CHINESE GOVERNMENT AGENCIES AND COULD LIMIT OR PROHIBIT THE PAYMENT OF DIVIDENDS FROM ANY PROCEEDS OBTAINED FROM LIQUIDATION OF OUR ASSETS.

All of our assets are located inside the Peoples Republic of China. Chinese law governs the distributions that can be made in the event of liquidation of assets of foreign invested enterprises.  While dividend distribution is allowed it is subject to governmental approval.  Liquidation proceeds would also be subject to foreign exchange control. We are unable to predict the outcome in the event of liquidation insofar as it affects dividend payment to non- Chinese nationals.

CHINA HAS BEEN THE LOCALE FOR THE OUTBREAK OF VARIOUS DISEASES AND A PANDEMIC CAUSED BY DISEASES SUCH AS SARS, THE AVIAN FLU, OR SIMILAR DISEASES COULD HAVE A MATERIALLY ADVERSE EFFECT ON OUR WORKERS AND EVEN THE CHINESE ECONOMY IN GENERAL, WHICH MAY ADVERSELY AFFECT BUSINESS.

 The World Health Organization reported in 2004 that large scale outbreaks of avian flu throughout most of Asia, including China, had nearly caused a pandemic that would have resulted in high mortality rates and which could cause wholesale civil and societal disruption.  There have also been several potential outbreaks of similar pathogens in China with the potential to cause large scale disruptions, such as SARS, pneumonia and influenza. Any future outbreak which infiltrates the areas of our operations would likely have an adverse effect on our ability to conduct normal business operations.

ITEM I B. UNRESOLVED STAFF COMMENTS

The Company has received two Staff comment letters dated February 17, 2010 pertaining to a Form 10 filing.

The first comment letter pertained to a Form 15-12g filed on or about February 8, 2010 that sought to withdraw the Form 10 after its effectiveness on or about January 10, 2010. After discussions with the Staff, the Company withdrew the Form 15-12g which we believe sufficiently resolved the Staff Comments.

The second letter contained 28 comments regarding the disclosures in the Company’s Form 10 amendment. The Company has contemporaneously responded to these comment letters and awaits notification from the Staff as to whether the responses sufficiently satisfy the Staff Comments.

ITEM 2.

PROPERTIES.

The Company has a leasehold interest in the property housing the manufacturing operations between Shaanxi Sanjiu Dukang Liquor Production Co., Ltd. as Lessor and Shaanxi Bai Shui Du Kang Liquor Co., Ltd. as lessee . The Lease was entered into on March 4, 2002 for a term of 30 years.

For the purpose of realizing an optimum profit from the state owned property, Lessor leases to Lessee, and lessee agrees to maintain business activity in Bai Shiu County, Shaanxi Province.  The lease was approved by the Shaanxi Baishui County People’s Government.

Property, Plant and Equipment

Depreciation expense charged to operations was $141,434 and $143,314 for the nine months ended September 30, 2009 and 2008, respectively.

The property, plant and equipment shown in the chart are those held directly by the Company. Remaining properties are owned per an operational lease and are therefore not capitalized.

Three million RMB ($362，450 US) was paid to Baishui County People's Government in cash; in addition since the year of 2002, the Company has contributed to the overall employees resettlement fund for the original employees of Shaanxi Sanjiu Dukang Liquor Production Co., Ltd. according to the content of “Shaanxi Sanjiu Dukang Liquor Production Co., Ltd. restructuring--employee resettlement agreement”

Pursuant to the lease agreement, Baishui Dukang is required to absorb the pension and unemployment insurance expenses of Sanjiu's original employees until they all reach their retirement age.  Pursuant to the applicable laws in PRC, male employees retire when they reach 60 years old, while female employees retire when they reach 55 years old. Accordingly, Sanjiu’s original employees will gradually retire until Year 2032.  The pension and unemployment insurance expenses are based on a certain percentage of the employees’ gross payroll. The percentage may be changed as the applicable law is amended.  In practice, the expenses can be based on the local average salary published by the local government.  Over the life of the lease, the Management anticipates the percentage will remain the same while the local average salary will increase 8% annually.  The number of employees that we need to absorb their pension and unemployment insurance expenses will gradually decrease as they reach their retirement ages.  To the best of our estimation, we anticipate the future payment for pension and unemployment insurance expenses as following:

Asset Lease

On March 4, 2002, Baishui Dukang signed a lease agreement with Shaanxi Sanjiu Dukang Liquor Production Co., Ltd ("Sanjiu"), pursuant to which Dukang agreed to lease all fixed assets of Sanjiu for a period of 20 years, which was latter extended to 30 years. On February 3, 2005, Sanjiu was acquired by Shannxi Baishui Dukang Liquor Development Co., Ltd. On April 30, 2005, Baishui Dukang signed a supplemental lease agreement with Shannxi Baishui Dukang Liquor Development Co., Ltd, pursuant to which Dukang agreed to continue to lease all fix assets of Sanjiu for the rest of the original 30-year period. Bai Shui Dukang also agreed to pay $362,450 (RMB 3,000,000) to continue the lease and to absorb the pension and unemployment insurance expenses of Sanjiu's original employees. Baishui Dukang amortized the $ 362,450 (RMB 3,000,000) over a 27-year beneficial period. Dukang paid $129,476 and $161,841 for Sanjiu's original employees' pension and unemployment insurance expenses in the year ended December 31, 2009 and 2008, respectively.

ITEM 3.   LEGAL PROCEEDINGS.

The Company’s prior CEO, Howard Wayland, Jr., filed for protection from creditors under Chapter 7 of the United States Bankruptcy Code in Houston, TX. Mr. Wayland resigned as CEO in 2008 and resigned as a director prior to filing the petition. Mr. Wayland discharged, among other things, various guarantees he had made in connection with the prior operations of the Company.

We are not presently involved in any litigation that is material to our business. We are not aware of any pending or threatened legal proceedings. In addition, none of our officers, directors, promoters or control persons has filed or been involved for the past five years:

●

in any bankruptcy petition

●

in any conviction of a criminal proceeding or involved in a pending criminal proceeding (excluding traffic violations and minor offenses)

●

is subject to any order, judgment or decree enjoining, barring suspending or otherwise limiting their involvement in any type of business, securities, or banking activities,

●

or has been found to have violated a federal or state securities or commodities law.

There have been no securities trading suspensions by any regulator, and there is no pending or threatened litigation for which the adverse effect, assuming an unfavorable outcome, would exceed $25,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

We did not submit any matters to a vote of security holders during the fiscal year of 2009.

20

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Trading Market for Common Equity

There is currently an extremely limited market for the Company's  Common Stock, which  is traded over-the-counter and quoted from time to time  under   the  trading  symbol  "CDKG.PK". Prior to the reverse merger in January 2008, the company traded under the symbol “AFLH.” Consequently, there is currently no established public trading market for the Company's Common Stock.

Future sales of our common stock could put downward selling pressure on our shares, and adversely affect the stock price.  There is a risk that this downward pressure may make it impossible for an investor to sell his shares at any reasonable price. Management believes that we currently have approximately 9,164 holders of common stock as of December 31, 2009.

The Company's Common Stock is traded over-the-counter and quoted from time to time in the Pink Sheets Electronic OTC Markets under the trading symbol "CDKG.PK".

The following table sets forth the range of high and low bid prices as reported by the Pink Sheets Electronic OTC Markets for the periods indicated. Such quotations represent inter-dealer prices without retail markup, markdown, or commission, and may not necessarily represent actual transactions. As of April 1, 2010 the opening bid was $.0012 and the closing bid was $.90 with 5000 shares traded.

CALENDAR YEARS

BY QUARTER

BID PRICE

--------------

----------

--------------

LOW        HIGH

-----

  -----

2008

First

$0.01

0.01

Second

0.015

0.25

Third

0.17

0.25

Fourth

0.01

0.20

 2009

First

                 $0.01         $0.13

Second

 0.015

0.025

Third

 0.017

0.025

Fourth

 0.01

0.02

Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions.

Dividends

21

We have never paid a cash dividend on our common stock. The payment of dividends may be made at the discretion of our Board of Directors, and will depend upon, among other things, our operations, capital requirements, and overall financial condition. There are no contractual restrictions on our ability to declare and pay dividends.

Number of Holders

As of March 31, 2010, we had 9,146 common shareholders of record.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the date of this Report, we have not authorized any equity compensation plan, nor has our Board of Directors authorized the reservation or issuance of any securities under any equity compensation plan.

Recent Sales of Unregistered Securities

On or about January 28, 2008 the company issued 88,000,000 shares to Deng Guo Gang, the sole shareholder of HONGKONG MERIT ENTERPRISE LIMITED ("MERIT"). Mr. Deng Guo Gang was a “non-US person,” being a citizen and resident of the People’s Republic of China. Mr. Deng Guo Gang thereafter distributed the 88,000,000 shares to the shareholders of China Du Kang, all of which were “non-US persons,” being citizens and residents of the People’s Republic of China. We believe that the securities exchanged to the non-US persons were private placements under Section 4(2) under the Securities Act of 1933, as amended and exempt from registration under Regulation S as promulgated under the Act.

This transaction is being accounted for as a reverse merger, since the shareholders of Merit owns a majority of the outstanding shares of the Company’s common stock immediately following the share exchange.  Merit is deemed to be the acquirer in the reverse merger.  Consequently, the assets and liabilities and the historical operations that will reflected in the consolidated financial statements for periods prior to the share exchange will be those of Merit and its subsidiaries and will be recorded at the historical cost basis.  After completion of the share exchange, the Company‘s consolidated financial statements will include the assets and liabilities of both Du Kang and Merit, the historical operations of Merit and the operations of the Company and its subsidiaries from the closing date of the share exchange.

AFLH also issued 362,200 shares of newly issued common voting shares to Sedgefield Capital Corporation for consulting services rendered by Sedgefield prior to the reverse acquisition by Hongkong Merit Enterprise Limited. The shares were issued in exchange for services valued at $25,000. The Company then changed its name to China Du Kang Co., Ltd..

In June, 2008, the Company issued 850,000 shares of common stock, valued at $17,000 to two Chinese consultants and their Chinese attorney. Also, in June 2008,150,000 shares of common stock, valued at $3,000, to its securities counsel, Charles Barkley.

We believe the securities offered in the exchange, including the common stock, were issued and sold in reliance upon exemptions from registration contained in Regulation S promulgated there under, which exempt transactions by an issuer not involving any public offering and issuances to non-US persons. The issuance of the shares was undertaken without general solicitation or advertising. Each recipient of the shares was a non- US person as defined in Regulation S, was acquiring the shares of for investment purposes and not with a view to any public resale or other distribution and otherwise met the requirements of Regulation S. In addition, the stock certificate representing these shares contained a legend that they are restricted securities under the Securities Act of 1933 pursuant to Regulation S.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None.

Transfer Agent

Our transfer agent is Island Stock Transfer, Inc. located at 100 Second Avenue South, Suite 705SSt. Petersburg, Florida 33701

ITEM 6. SELECTED FINANCIAL DATA

As the registrant qualifies as a smaller reporting company under  Rule 229.10(f)(1), it is not required to provide this information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

MANAGEMENT'S DISCUSSION AND ANALYSIS

For

CHINA DU KANG CO., LTD.,

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

The discussion contained in this prospectus contains "forward-looking statements" that involve risk and uncertainties. These statements may be identified by the use of terminology such as "believes", "expects", "may", or "should", or "anticipates", or expressing this terminology negatively or similar expressions or by discussions of strategy. The cautionary statements made in this prospectus should be read as being applicable to all related forward-looking statements wherever they appear in this prospectus. Our actual results could differ materially from those discussed in this prospectus. Important factors that could cause or contribute to such differences include those discussed under the caption entitled "risk factors," as well as those discussed elsewhere in this prospectus.

23

Cautionary statement identifying important factors that could cause actual results to differ from those projected in forward looking statements.

This document contains both statements of historical facts and forward looking statements. Forward looking statements are subject to certain risks and uncertainties, which could cause actual result to differ materially from those indicated by the forward looking statements. Examples of forward looking statements include, but are not limited to, (i) projection of revenues, income or loss, earnings per share, capital expenditures, dividends, capital structure, and other financial items, (ii) statements of our plans and objectives with respect to business transactions and enhancement of shareholder value, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about our business prospects. This document also identifies important factors that could cause actual results to differ materially from those indicated by the forward looking statement. These risks and uncertainties include the factors discussed under the heading "Risk Factors" beginning at page 6 of this Prospectus.

The section "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with our audited consolidated or un-audited condensed consolidated financial statements and the notes thereto appearing elsewhere in this prospectus.

OVERVIEW

China Du Kang Co., Ltd (“China Du Kang” or the “Company”) was incorporated as U. S. Power Systems, Inc., in the State of Nevada on January 16, 1987.  On or about June 8, 2006 the Company’s name was changed to Premier Organic Farms Group, Inc. On or about November 30, 2006 the name was changed to Amstar Financial Holdings, Inc. (“AFLH”). On or about March 18, 2008 the name was changed to its current name of China Du Kang Co., Ltd. with its corporate charter still residing in Nevada.  The Company changed its fiscal year ending from September 30 to December 31 in February 2008.

The Company’ operations currently consist of sales of a line of proprietary liquors known generally in China as the Baishui Dukang series.  These are clear liquors sold under a variety of trade names including Thirteen Cynasty, Jiu Zu Gong and Baishui. The Company’s products are sold mostly in larger urban areas in China through ~~three~~  long term marketing agreements.

On January 10, 2008, the Company entered into a Plan of Exchange Agreement (the “Exchange Agreement”) with Hong Kong Merit Enterprise Limited (“Merit”), a holding company incorporated in Hong Kong.  Pursuant to the terms of the Exchange Agreement, the Company agreed to issue post split 88,000,000 shares of its common stock to the shareholders of Merit in exchange for Merit to transfer all of its issued and outstanding shares of common stock to the Company, thereby causing Merit to become a wholly-owned subsidiary of the Company.  The parties closed the transaction contemplated by the Agreement on February 11, 2008.

This transaction is being accounted for as a reverse merger, since the shareholders of Merit owns a majority of the outstanding shares of the Company’s common stock immediately following the share exchange.  Merit is deemed to be the acquirer in the reverse merger.  Consequently, the assets and liabilities and the historical operations that will reflected in the consolidated financial statements for periods prior to the share exchange will be those of Merit and its subsidiaries and will be recorded at the historical cost basis.  After completion of the share exchange, the Company‘s consolidated financial statements will include the assets and liabilities of both Du Kang and Merit, the historical operations of Merit and the operations of the Company and its subsidiaries from the closing date of the share exchange.

Merit was incorporated on September 8, 2006 in Hong Kong under the Companies Ordinances as a Limited Liability company.  Merit was formed for the purpose of seeking and consummating a merger or acquisition with a business entity organized as a private corporation, partnership, or sole proprietorship.

On January 22, 2008, Merit entered into a Share Purchase Agreement (the “Purchase Agreement”) with the owners of Shaanxi Huitong Food Co., Inc. ("Huitong"), a limited liability company incorporated in the People's Republic of China ("PRC") on August 9, 2007 with a registered capital of $128,200 (RMB1,000,000).  Pursuant to the Purchase Agreement,  Merit agreed to purchase 100% of the equity ownership in  Huitong for a cash consideration of $136,722 (RMB 1,000,000).  The local government approved the transaction on February 1, 2008.  Subsequent to the completion of the acquisition, Huitong became a wholly-owned subsidiary of Merit.

Huitong was formed for the purpose of seeking and consummating a merger or acquisition with a business entity organized as a private corporation, partnership, or sole proprietorship.  On December  26, 2007, Huitong executed an acquisition agreement with shareholders of Shaanxi Merithui Technology Stock Co., Ltd. ("Xidenghui"), whereby Huitong agreed to acquire 98.24% of the equity ownership of Xidenghui from the shareholders.  Subsequent to completion of the acquisition agreement,  Xidenghui became a majority-owned subsidiary of Huitong.

Xidenghui was incorporated  in Weinan City, Shannxi Province, PRC on March 29, 2001 under the Company Law of PRC.  Xidenghui was engaged in the business of production and distribution of distilled spirit with a brand name of “Xidenghui”.  Currently, its principal business is to hold an equity ownership interest in Shannxi Baishui Dukang Liquor Co., Ltd. (“Baishui Dukang”) and Shaanxi Baishui Dukang Liquor Brand Management Co., Ltd. (“Brand Management”).

Baishui Dukang was incorporated in Baishui County, Shanxi Province, PRC on March 1, 2002 under the Company Law of PRC.  Baishui Dukang was principally engaged in the business of production and distribution of distilled spirit with a brand name of “Baishui Du Kang”. On May 15, 2002, Xidenghui invested inventory and fixed assets, with a total fair value of  $ 4,470,219 (RMB 37,000,000) to Baishui Dukang and owns 90.51% of Baishui Dukang’s equity interest ownership, thereby causing Baishui Dukang to become a majority-owned subsidiary of Xidenghui.

We authorize liquor manufacturers who comply with our requirements to use certain sub brand names of “Baishui Dukang” to process the production of liquor and to sell to customers within the designated area in a certain period of time. The amount of franchise fee varies based on the sales territory and the number of sub brand names. We generally collect the entire franchise fee when the franchise contract is executed, and then recognize franchise fee revenue over the beneficial period described by the contract, as the revenue is realized or realizable and earned. We also authorize liquor stores who comply with our requirements to exclusively sell certain sub brand names of “Baishui Dukang” products within the designated area in a certain period of time. The amount of franchise fee varies based on the sales territory and the number of sub brand names. We generally collect the entire franchise fee when the franchise contract is executed, and then recognize franchise fee revenue over the beneficial period described by the contract, as the revenue is realized or realizable and earned

On October 30, 2007, Xidenghui executed an agreement with Mr. Zhang Hongjun, a PRC citizen, to establish a joint venture, Shaanxi Baishui Dukang Liquor Brand Management Co., Ltd. ("Brand Management").  Pursuant to the agreement, Xidenghui contributed cash of $95,704 (RMB 700,000), and owns 70% equity interest ownership therein.  Brand Management was subsequently incorporated on November 12, 2007.  Upon the completion of incorporation, Brand Management became a majority-owned subsidiary of the Xidenghui.  Brand Management is principally engaged in the business of distribution of Baishui Dukang’s liquor and manage the franchise of the “Baishui Du Kang” brand name.

Baishui Dukang and Brand Management are the two of these affiliated companies that are engaged in business operations.  Du Kang, Merit, Huitong, and Xidenghui are holding companies, whose business is to hold an equity ownership interest in Baishui Dukang and Brand Management.   All these affiliated companies are hereafter referred to as the "Company".  Currently, the Company is principally engaged in the business of production and distribution of distilled spirit with the brand name of “Baishui Dukang”. The Company also franchises the brand name to other liquor predictors.  The Company's structure is summarized in the following chart.

26

RESULTS OF OPERATIONS

COMPARISON OF THE YEARS ENDED DECEMBER 31 2008 AND DECEMBER 31, 2009

REVENUES

Gross revenues were $1,987,659 and $1,143,195 for the years ended December 31, 2009 and 2008 respectively due primarily to the sales of liquor and the sale of franchise fees.  We recognize revenue when the earning process is complete.  Revenues increased from $1,143,195 in the year ended December 31, 2008 to $1,987,659 for the year ended December 31, 2009. Most of the increase was attributable to an increase in franchise fees from $189,444 to $927,965 from the year ended 2008 to the year ended 2009, representing an increase of $738,521. Increase in franchise fees resulted from additions to our strategic partners. We expected our franchise fees will increase in 2010 as we will designate our brand name to more franchisees.  Sales of liquor also increased slightly from $953,751 as of December 31, 2008 to $1,059,694 as of December 31, 2009, an increase of $105,943. We have designated exclusive distributors in different regions.  The pricing and terms varies slightly from region to region.  We expect sales to increase during 2010 as we implement our sales strategy to sell additional distributorships and to increase sales generated by distributors.

Inventory

Our inventory is aged to improve the taste and smoothness of the finished product. Total storage time is approximately  three (3) years, so our inventory turnover rate typically exceeds 1,000 days. We believe our practices are standard in the liquor industry in China. The base wine of our liquors goes through a production process that includes weighing, measuring, sampling and tasting, and chromatographic analysis of the production microcomponents before the finished goods come off the production line. When the base wine comes off the production line, the product is extremely bitter and is generally not smooth enough for sale.

Some finished goods will be stored for 3 years in total, initially through a 2-year storage in wooden containers and then a 1-year jar storage. This storage process creates a chemical process for the stored wine that goes into flavor blending before packaging. After packaging, the products will also be stored for 3 months. We then conduct random inspection and testing before releasing the production run for the market.

Although we experience an extended time for inventory turnover, our rates are favorable within the industry. Some good quality base wine are stored for several decades for flavor blending. At present, national liqour industry performance is subject to PRC National Standard GB/T14867-2007 Feng-flavor Chinese Spirit, GB/T10781.1-2006 Strong Aromatic Chinese Spirits, and business standards Q/SBDJ01-2002 Mixed-Flavor (Feng,

Strong Aromatic and Jiang) Chinese Spirits and Q/SBDJ03-2002 Feng and Strong Aromatic Flavor Chinese Spirits. These requirements set forth the minimum storage requirements for truthful labeling and sale. In short, the more years base wine stored for, the higher its market price will be.

Further, the storage of a certain quantity of base wine also assists in smoothing the fluctuations in grain price which can keep the productions cost competitive and dealing with peak and off peak seasonality.

Inventories are stated at the lower of cost or market value. Actual cost is used to value raw materials and supplies. Finished goods and work-in-progress are valued on the weighted-average-cost method. Elements of costs in finished good and work-in-progress include raw materials, direct labor, and manufacturing overhead.

Baishui Dukang, one of our subsidiaries, is engaged in the distillery business.  Pursuant to the production requirement, it generally stores some newly generated inventory, mainly the work-in-progress, “liquor base”, which is newly distilled from sorghum, beyond one year. We reclassify this portion of inventory as non-current assets, as more fully disclosed in Note 6 to our consolidated statements.

INCOME/LOSS

The company experienced a loss from operations of $(541,404) in the year ended December 31, 2009, which reflects an improvement of $1,036,807 from $1,578,211 in  the year ended December 31, 2008, The improvement was attributable to an increase in gross profit and a decrease in operation expenses.

OPERATING EXPENSES

Total operating expenses decreased from $1,902,852 in the year ended December 31, 2008 to $1,480,997 for the year ended December 31, 2009, representing an improvement of $421,855, or approximately 22%.  The decrease in operating expenses was largely due to the decrease in general and administrative expenses, which was offset by the increase in selling expenses.

GENERAL AND ADMINISTRATIVE EXPENSES

Our general and administrative expenses reduced from $1,531,455 in the year ended December 31, 2008 to $1,015,248 for the year ended December 31, 2009. The decrease was largely attributed to the decrease of $328,080 in the professional fees and consultant fees from $388,645 in the year ended December 31, 2008 to $60,565 for the same period in 2009. The large professional and consultant fees in 2008 were related to our efforts for going public.  Our office expenses also decrease from $222,774 in the year ended December 31, 2008 to $83,332 for the same period in 2009. Our travel and entertainment expense decrease $75,016 from $215,369 in the year ended December 31, 2008 to $140,353 in the same period in 2009 due to less overseas travel for going public.

SELLING EXPENSES

Selling expenses increase $94,352 from $371,397 in the year ended December 31, 2008 to $465,749 for the year ended December 31, December 31, 2009.  The increase is due to an increase in promotion expenses from $120,592 in the year ended December 31, 2008 to $256,417 for the same period in 2009, a difference of $135,825, due to the costs of the conference that we attended to promote our products. We also increased our travel and entertainment expenses from $41,547 to $56,327 for the same periods due to the inspection of our franchisees. Package design decreased by $56,213, from $73,252 in the year ended December 31, 2008 to $17,039 for the year ended December 31, 2009, as we finished most of the package design for our products in 2008.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities for years ended December 31, 2008 and 2009 were $(1,169,098) to $(475,309) respectively.  The decrease in net cash used by operating activities were primarily due to the improvement in the net loss from $ (1,502,067) to $(532,075); and the decrease in inventory, as well as the increase in accounts payable, which was offset by the increase in prepaid expense and decrease of in deferred revenue.

Cash flows used in investment activities were $(776,073) to $(554,304) for the years ended December 31, 2009 and December 2008, respectively.  The increase was due primarily to the loans that we made to our non-consolidated subsidiary, Shaanxi Yellow-river Wetlands Park Co., Ltd.

Net cash provided by financing activities for the years ended December 31, 2009 and 2008 were $1,033,872 and $1,409,517, respectively.  The majority of decrease was attributed to our less borrowing from our affiliates in the current.period. Instead, we borrow $292,360 from a local bank, and we paid back of this loan in January 2010.

We have historically funded our cash needs through a series of debt a transactions, primarily with related parties.  Our officers and directors and related parties have assured us that they will continue to provide capital infusions sufficient to fund operations over the next 12 months as needed, but they are under no legal obligation to do so.  If our related parties are unable or unwilling to provide additional capital infusions we would likely require additional financing which would likely be on more unfavorable terms.  If we are unable to attain additional capital there would likely be a material adverse affect on our operations and financial condition.

The related-parties include affiliates and individuals. Affiliates are companies which are directly or indirectly, beneficially and in the aggregate, majority-owned and controlled by directors, officers, and principal shareholders of the Company. Individuals include our officers, shareholders, and prior directors of subsidiaries .

Loans from related-parties are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. Accordingly, we have not paid any interest on these loans. Cash flows from due from related parties are classified as cash flows from investing activities.  Cash flows from due to related parties are classified as cash flows from financing activities.

We have cash of $698,050 at the beginning of the 2009 period and cash of $619.472 at the end of the period.  We have cash sufficient to fund operations for approximately 12 months assuming that sales and margins remain constant.

Our liquidity is dependent upon the continuation of and expansion of our operations, receipt of revenues and additional infusions of capital provided by equity and debt financing. Management believes that the current program of sales through distributorship agreements will improve throughout 2010 and that margins overall will continue to improve thereby.  Demand for our products is dependent on market acceptance of our liquor and conditions in the liquor and general beverage markets, and general economic conditions. All of our products are currently sold in the Peoples Republic of China and are heavily dependent on the economy, exchange rates, and consumption habits within the Peoples Republic of China.  Many of these factors are cyclical and beyond the control of management.

CAPITAL RESOURCES

General

Access to short and long term sources of cash is important to the continuation of our research and development and commencement of our operations. Our ability to operate is limited by our financial capacity to obtain cash and additional lines of credit in the future.

Total assets for the periods ending 2009 and 2008 were $9,867,391 and $9,293,486 respectively.  Total current assets increased for the same periods from $3,074,869 to $3,567,686, which was primarily attributable to the increase of loans to related-party, and the increase in prepaid expense to purchase raw materials.

Property, plant and equipment declined from $3,065,757 at December 31, 2008 to $2,688,550 at December 31, 2009.  For the same respective periods inventory long term increased from $953,181 to $1,432,074 as we store more “wine base” for the future production.  Liabilities increased from December 31, 2008 to December 31, 2009 from $15,810,918 to $16,999,234   We had bank loans of $292,517 at December 31, 2009.  Amounts due to related parties were the most significant change of current liabilities increasing from $14,318,396 at December 31, 2008 to $15,095,908 at December 31, 2009, as we obtained more loans from related-parties.

Shareholder Equity

Shareholders equity for the periods ending December 31, 2009 and December 31, 2008 were $(7,131,843) and $(6,517,432) respectively.  The increase in shareholders’ deficit was due to the loss in the year ended December 31, 2009.

Impact of Inflation.

We believe that inflation will have a negligible effect on operations. The Company can offset inflationary increases in the cost of labor by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources.

Access to short and long term sources of cash is important to the continuation of our research and development and commencement of our operations. Our ability to operate is limited by our financial capacity to obtain cash and additional lines of credit in the future.

We use cash primarily for:

- research and development

- general and administrative costs

-and other operating expenses.

So far, we have received cash primarily from shareholder loans and paid in capital.

The manufacturing facility is Shaanxi Bai Shui Du Kang Liquor Co., Ltd. The plant is located in South of Dukang Street, Town of Dukang, Baishui County, the city of Weinan, Shaanxi Province, 715600.

All of the equipment is used in our manufacturing process. The main equipments include:

Fermenter：grain fermentation

Crasher： before the fermentation of the grain, it is better to have it crashed and then it can fullly access to the distiller's yeast

Brewing equipment: which is also called Liquor distillation equipment.  The well fermented semifinished products can be poured into it. After heating,  the Ethanol, water and various organic compounds can be fractioned by distillation.

Cellar: for the storage of the liquor after it is brewed Liquid filling machine: filling the liquor into the containers, such as the bottles

Capping machine: cover the bottle shutters

Labeling machine: affix  labels on the products　Packaging machine: put the bottles into the boxes.

Cartoning sealing machine  : seal the boxes

Progressive assembly line: it can help to make the liquid filling, capping, labeling and packaging ect. Be completed in a assembly line. So it can speed up the production efficiency.

Off-Balance Sheet Arrangements.

None.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 4 of our financial statements for the year ended December 31, 2009. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Item 7A.

We do not employ derivative financial instruments and have no foreign exchange contracts. Our financial instruments are primarily cash and cash equivalents, but also include receivables, payables, long term debts, and short term notes. We do not try to manage risk of foreign exchange rates or engage in hedging activities.

Foreign Exchange Rates

All of our sales are in the Chinese currency, Remnimbi (RMB) but our financial reporting is in U. S. dollars. We are therefore subject to the fluctuations in foreign exchange rates in our reporting requirements. While exchange rates between RMB and USD have been relatively stable, there can be no assurance that changes in foreign exchange rates will not have a material adverse impact on our financial reporting. The impact could express itself in reduced revenues and reduced or eliminated earnings, which could have a negative effect on the prices for our securities.

The balance sheet amounts with the exception of equity at December 31, 2009 were translated at 6.837 RMB to $1.00 USD as compared to 6.854 RMB at December 31, 2008. The equity accounts were stated at their historical rate.

Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the statement of changes in owners’ equity and amounted to $(452,408) and $(435,777) as of December 31, 2009 and 2008, respectively.  The average translation rates applied to income statement accounts for the years ended December 31, 2009 and 2008 were 6.841 RMB and 6.962 RMB, respectively.

Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the statement of changes in owners’ equity and amounted to $(452,408) and $(435,777) as of December 31, 2009 and 2008, respectively.  The balance sheet amounts with the exception of equity at December 31 , 2009 were translated at 6.837 RMB to $1.00 USD as compared to 6.854 RMB at December 31, 2008. The equity accounts were stated at their historical rate.  The average translation rates applied to income statement accounts for 12 months ended December 31 2009 and 2008 were 6.841 RMB and 6.962 RMB, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX

	PAGE
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	2
CONSOLIDATED BALANCE SHEETS	3
CONSOLIDATED STATEMENTS OF OPERATIONS	4
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)	5
CONSOLIDATED STATEMENTS OF CASH FLOWS	6
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	7-32

1

KEITH K. ZHEN, CPA 奇仕伟注册会计师事务所
CERTIFIED PUBLIC ACCOUNTANT 注册会计师
2070 WEST 6TH STREET · BROOKLYN, NY 11223 · TEL (347) 408-0693 · FAX (347) 602-4686 · EMAIL KEITHZHEN@GMAIL.COM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
China Du Kang Co., Ltd.
(f/k/a Amstar Financial Holdings, Inc.)

We have audited the accompanying consolidated balance sheets of China Du Kang Co., Ltd. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2009. China Du Kang Co., Ltd.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Du Kang Co., Ltd. and subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred an operating loss for each of the years in the two-year period ended December 31, 2009, and as of December 31, 2009, has a working capital deficiency and a shareholders' deficiency. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Keith K. Zhen, CPA

/s/Keith K. Zhen, CPA
Keith K. Zhen, CPA
Brooklyn, New York
April 14, 2010

CONSOLIDATED BALANCE SHEETS

		December 31, 2009		December 31, 2008
ASSETS				
Current Assets:				
Cash and cash equivalents	$	619,472	$	698,050
Others receivable		67,134		3,494
Prepaid expenses (Note 5)		506,992		138,398
Inventory-short-term (Note 6)		1,262,522		2,006,414
Due from related parties (Note 9)		1,111,566		228,513
Total current assets		3,567,686		3,074,869
Property, Plant and Equipment, net (Note 7)		2,688,550		3,065,757
Intangible assets, net (Note 8)		66,456		76,083
Prepaid rental expense		357,521		372,845
Inventory-long-term (Note 6)		1,432,074		953,181
Long-term investment		1,755,104		1,750,751
Total Assets	$	9,867,391	$	9,293,486
LIABILITIES AND SHAREHOLDERS' EQUITY				
Current Liabilities:				
Bank loans (Note 13)	$	292,517	$	-
Accounts payable		856,270		844,240
Accrued expenses (Note 10)		92,546		96,627
Others payable		56,711		28,200
Taxes payable		198,965		49,243
Deferred revenue		329,092		395,426
Due to related parties (Note 11)		15,095,908		14,318,396
Employee security deposit		77,225		78,786
Total Current Liabilities		16,999,234		15,810,918
Commitments and Contingencies (Note 18)		-		-
Shareholders' Equity:				
China Du Kang Co., Ltd. Shareholders' Equity				
Preferred stock, par value $0.001, 5,000,000 shares authorized; no shares issued and outstanding as of December 31, 2009 and 2008		-		-
Common stock, par value $0.001, 250,000,000 shares authorized; 100,113,791 shares issued and outstanding as of December 31, 2009 and 2008		100,114		100,114
Additional paid-in capital		10,671,262		10,671,262
Accumulated deficit		(17,436,438)		(16,904,363)
Accumulated other comprehensive income		(452,408)		(435,777)
Total China Du Kang Co., Ltd. Shareholders' equity (deficit)		(7,117,470)		(6,568,764)
Noncontrolling Interest		(14,373)		51,332
Total Shareholders' Equity (Deficit)		(7,131,843)		(6,517,432)
Total Liabilities and Shareholders' Equity (Deficit)	$	9,867,391	$	9,293,486

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008
Operating Activities		
Net income (loss)	$ (532,075)	$ (1,502,067)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:		
Minority interest	(65,797)	(89,724)
Depreciation	141,434	143,314
Amortization	26,052	9,639
Changes in operating assets and liabilities:		
(Increase)/Decrease in others payable	(63,597)	5,225
(Increase)/Decrease in prepaid expenses	(368,052)	532,820
(Increase)/Decrease in inventories	272,211	(531,695)
Increase/(Decrease) in accounts payable	9,926	(221,103)
Increase/(Decrease) in accrued expenses	(4,319)	12,254
Increase/(Decrease) in other payable	28,426	1,244
Increase/(Decrease) in taxes payable	149,519	4,143
Increase/(Decrease) in deferred revenue	(67,281)	389,289
Increase/(Decrease) in employee security deposit	(1,756)	77,563
Net cash provided (used) by operating activities	(475,309)	(1,169,098)
Investing Activities		
Cash used to acquire Huitong	-	(136,722)
Purchase of fixed assets	(107,641)	(200,194)
Loans to related parties	(668,432)	(217,388)
Net cash (used) by investing activities	(776,073)	(554,304)
Financing Activities		
Bank loans	292,360	-
Proceeds from capital contribution	-	136,722
Loans from related parties	741,512	1,272,795
Net cash provided (used) by financing activities	1,033,872	1,409,517
Increase (decrease) in cash	(217,510)	(313,885)
Effects of exchange rates on cash	138,932	274,117
Cash at beginning of period	698,050	737,818
Cash at end of period	$ 619,472	$ 698,050
Supplemental Disclosures of Cash Flow Information:		
Cash paid (received) during year for:		
Interest	$ 18,780	$ -
Income taxes	$ -	$ -

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

Note 1- ORGANIZATION AND BUSINESS BACKGROUND

On January 10, 2008, the Company entered into a Plan of Exchange Agreement (the “Exchange

Agreement”) with Hong Kong Merit Enterprise Limited (“Merit”), a holding company incorporated in Hong Kong. Pursuant to the terms of the Exchange Agreement, the Company agreed to issue post split 88,000,000 shares of its common stock to the shareholders of Merit in exchange for Merit to transfer all of its issued and outstanding shares of common stock to the Company, thereby causing

China Du Kang Co., Ltd (“China Du Kang” or the “Company”) was incorporated as U. S. Power

Systems, Inc., in the State of Nevada on January 16, 1987. On or about June 8, 2006 the Company’s name was changed to Premier Organic Farms Group, Inc. On or about November 30, 2006 the name was changed to Amstar Financial Holdings, Inc. (“AFLH”). On or about March 18, 2008 the name was changed to its current name of China Du Kang Co., Ltd. with its corporate charter still residing in Nevada. The Company changed its fiscal year ending from September 30 to December 31 in

February 2008.

The Company had been engaged in the business to provide various financial services since it's incorporated. The Company was not successful and discontinued the majority of its operation by

December 31, 2007.

Merit to become a wholly-owned subsidiary of the Company. The parties closed the transaction contemplated by the Agreement on February 11, 2008.

This transaction is being accounted for as a reverse merger, since the shareholders of Merit owns a majority of the outstanding shares of the Company’s common stock immediately following the share exchange. Merit is deemed to be the acquirer in the reverse merger. Consequently, the assets and liabilities and the historical operations that will reflected in the consolidated financial statements for periods prior to the share exchange will be those of Merit and its subsidiaries and will be recorded at the historical cost basis. After completion of the share exchange, the Company‘s consolidated financial statements will include the assets and liabilities of both Du Kang and Merit, the historical operations of Merit and the operations of the Company and its subsidiaries from the closing date of the share exchange.

Merit was incorporated on September 8, 2006 in Hong Kong under the Companies Ordinances as a

Limited Liability company. Merit was formed for the purpose of seeking and consummating a merger or acquisition with a business entity organized as a private corporation, partnership, or sole proprietorship.

On January 22, 2008, Merit entered into a Share Purchase Agreement (the “Purchase Agreement”)

with the owners of Shaanxi Huitong Food Co., Inc. ("Huitong"), a limited liability company incorporated in the People's Republic of China ("PRC") on August 9, 2007 with a registered capital of $128,200 (RMB1,000,000). Pursuant to the Purchase Agreement, Merit agreed to purchase

100% of the equity ownership in Huitong for a cash consideration of $136,722 (RMB 1,000,000).

The local government approved the transaction on February 1, 2008. Subsequent to the completion of the acquisition, Huitong became a wholly-owned subsidiary of Merit.

Huitong was formed for the purpose of seeking and consummating a merger or acquisition with a business entity organized as a private corporation, partnership, or sole proprietorship. On December

26, 2007, Huitong executed an acquisition agreement with shareholders of Shaanxi Xidenghui

Technology Stock Co., Ltd. ("Xidenghui"), whereby Huitong agreed to acquire 98.24% of the equity ownership of Xidenghui from the shareholders. Subsequent to completion of the acquisition agreement, Xidenghui became a majority-owned subsidiary of Huitong.

Xidenghui was incorporated in Weinan City, Shaanxi Province, PRC on March 29, 2001 under the

Company Law of PRC. Xidenghui was engaged in the business of production and distribution of distilled spirit with a brand name of “Xidenghui”. Currently, its principal business is to hold an equity ownership interest in Shannxi Baishui Dukang Liquor Co., Ltd. (“Baishui Dukang”) and

Shaanxi Baishui Dukang Liquor Brand Management Co., Ltd. (“Brand Management”).

Baishui Dukang was incorporated in Baishui County, Shanxi Province, PRC on March 1, 2002 under the Company Law of PRC. Baishui Dukang was principally engaged in the business of production and distribution of distilled spirit (liquor) with a brand name of “Baishui Du Kang”. On May 15,

2002, Xidenghui invested inventory and fixed assets with a total fair value of $ 4,470,219 (RMB

37,000,000) to Baishui Dukang and owns 90.51% of Baishui Dukang’s equity interest ownership,

thereby causing Baishui Dukang to become a majority-owned subsidiary of Xidenghui.

On October 30, 2007, Xidenghui executed an agreement with Mr. Zhang Hongjun, a PRC citizen, to establish a joint venture, Shaanxi Baishui Dukang Liquor Brand Management Co., Ltd. ("Brand

Management"). Pursuant to the agreement, Xidenghui contributed cash of $95,704 (RMB 700,000),

and owns 70% equity interest ownership therein. Brand Management was subsequently incorporated on November 12, 2007. Upon the completion of incorporation, Brand Management became a majority-owned subsidiary of the Xidenghui. Brand Management is principally engaged in the business of distribution of Baishui Dukang’s liquor and manage the franchise of the “Baishui

Du Kang” brand name.

Baishui Dukang and Brand Management are the two of these affiliated companies that are engaged in business operations. Du Kang, Merit, Huitong, and Xidenghui are holding companies, whose business is to hold an equity ownership interest in Baishui Dukang and Brand Management. All these affiliated companies are hereafter referred to as the "Company". Currently, the Company is principally engaged in the business of production and distribution of distilled spirit with the brand name of “Baishui Dukang”.

The Company also franchises the brand name to other liquor productors. The Company's structure is summarized in the following chart.

Under the PRC regulations on acquisition of businesses, commonly referred to as "SAFE" regulations

(State Administration of Foreign Exchange), which were jointly adopted on August 8, 2006 by six

PRC regulatory agencies with jurisdictional Authority a Chinese entity may not be owned or controlled Authority, directly by foreign investors or shareholders but may be acquired in a two-step transaction with a wholly owned foreign enterprise (“WOFE”).

China Du Kang is the US holding company for Merit, a Hong Kong entity organized under the

Companies Ordinance as a limited liability company. Merit was established as a WOFE corporation for the purpose of effecting an acquisition transaction with Huitong, a WOFE corporation incorporated in PRC. Huitong in turn contracted with Xidenghui, which was a Chinese holding company. Xidenghui had two subsidiaries, Baishui Dukang and Brand Management.

This arrangement provides separate holding companies for the United States, Hong Kong, and PRC.

This allows the Company to lawfully conduct operations in China while ownership is represented in shares of the U. S. holding company.

Note 2- CONTROL BY PRINCIPAL OWNERS

The directors, executive officers, their affiliates, and related parties own, directly or indirectly,

beneficially and in the aggregate, the majority of the voting power of the outstanding capital of the

Company. Accordingly, directors, executive officers and their affiliates, if they voted their shares uniformly, would have the ability to control the approval of most corporate actions, including approving significant expenses, increasing the authorized capital and the dissolution, merger or sale of the Company's assets.

Note 3- GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $17,436,438 at December 31, 2009 that includes losses of $597,872 and

$1,591,791 for the year ended December 31, 2009 and 2008, respectively. In addition, The

Company had a working capital deficiency of $13,431,548 and a shareholders' deficiency of

$7,131,843 at December 31, 2009. These factors raise substantial doubt about its ability to continue as a going concern.

Management has taken steps to revise the Company's operating and financial requirements. The

Company is actively pursuing additional funding and a potential merger or acquisition candidate and strategic partners, which would enhance owners' investment. However, there can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business.

Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company's existing stockholders.

The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

The Company relied heavily for its financing needs on its affiliates shareholders/directors as more affiliates, fully disclosed in Note 11.

Note 4- SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). This basis of accounting differs from that used in the statutory accounts of the Company, which are prepared in accordance with the "Accounting Principles of China " ("PRC GAAP"). Certain accounting principles, which are stipulated by US GAAP, are not applicable in the PRC GAAP. The difference between PRC GAAP accounts of the Company and its US GAAP consolidated financial statements is immaterial.

The consolidated financial statements include the accounts of the Company and all its majorityowned subsidiaries which require consolidation. Inter-company transactions have been eliminated in consolidation.

Certain amounts in the prior year's consolidated financial statements and notes have been revised to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results when ultimately realized could differ from those estimates.

Subsequent Events

The Company evaluated subsequent events through the time of filing this Annual Report on Form 10 on April 14, 2010. We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our consolidated financial statements.

Foreign Currencies Translation

The Company maintains its books and accounting records in PRC currency "Renminbi" ("RMB"),

which is determined as the functional currency. Transactions denominated in currencies other than

RMB are translated into RMB at the exchange rates quoted by the People’s Bank of China

(“PBOC”) prevailing at the date of the transactions. Monetary assets and liabilities denominated in currencies other than RMB are translated into RMB using the applicable exchange rates quoted by the PBOC at the balance sheet dates. Exchange differences are included in the statements of changes in owners' equity. Gain and losses resulting from foreign currency transactions are included in operations.

The Company’s financial statements are translated into the reporting currency, the United States

Dollar (“US$”). Assets and liabilities of the Company are translated at the prevailing exchange rate at each reporting period end. Contributed capital accounts are translated using the historical rate of exchange when capital is injected. Income and expense accounts are translated at the average rate of exchange during the reporting period. Translation adjustments resulting from translation of these consolidated financial statements are reflected as accumulated other comprehensive income (loss) in the consolidated statement of shareholder’s equity.

Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the statement of changes in owners’ equity and amounted to

$(452,408) and $(435,777) as of December 31, 2009 and 2008, respectively. The balance sheet amounts with the exception of equity at December 31, 2009 were translated at 6.837 RMB to $1.00

USD as compared to 6.854 RMB at December 31, 2008. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the years ended December 31, 2009 and 2008 were 6.841 RMB and 6.962 RMB, respectively.

Statement of Cash Flows

In accordance with FASB guidance, cash flows from the Company’s operations is calculated based upon the functional currency. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

Revenue Recognition

The Company recognizes revenue when the earnings process is complete, both title and the risks and rewards of ownership are transferred or services have been rendered and accepted, the selling price is fixed or determinable, and collectability is reasonably assured.

(1) Sales of Liquor

The Company generally sells liquor to liquor distributors with which the Company executed an exclusive distributor contract, pursuant to which the distributor cannot act as a distributor for any other products of the third party. The Company recognizes liquor sales revenue when the significant risks and rewards of ownership have been transferred pursuant to PRC law, including such factors as when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, sales and value-added tax laws have been complied with, and collectability is reasonably assured. The Company generally recognizes revenue from sales of liquor when its products are shipped.

The Company does not provide an unconditional right of return, price protection or any other concessions to our customers. Sales returns and other allowances have been immaterial in our operation.

(2) Franchise Fees

(a)Franchise Fees from liquor manufactures

We authorize liquor manufacturers who comply with our requirements to use certain sub brand names of “Baishui Dukang” to process the production of liquor and to sell to customers within the designated area in a certain period of time. The amount of franchise fee varies based on the sales territory and the number of sub brand names. We generally collect the entire franchise fee when the franchise contract is executed, and then recognize franchise fee revenue over the beneficial period described by the contract, as the revenue is realized or realizable and earned.

(b)Franchise Fees from liquor stores

We also authorize liquor stores who comply with our requirements to exclusively sell certain sub brand names of “Baishui Dukang” products within the designated area in a certain period of time.

The amount of franchise fee varies based on the sales territory and the number of sub brand names.

We generally collect the entire franchise fee when the franchise contract is executed, and then recognize franchise fee revenue over the beneficial period described by the contract, as the revenue is realized or realizable and earned.

Deferred Revenue

Deferred revenue consists of prepayments to the Company for products that have not yet been delivered to the customers or services have not yet been rendered and accepted. Payments received prior to satisfying the Company’s revenue recognition criteria are recorded as deferred revenue.

Cost of Franchise Fees

Costs of franchise fees principally include the costs to prepare the franchise contracts and the payroll to employees who are responsible for inspection and monitoring the franchisees. These expenses are immaterial and therefore included in the general and administrative expenses.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, deposits in banks with maturities of three months or less, and all highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less.

Other Receivable

Others receivable principally includes advance to employees who are working on projects on behalf of the Company. After the work is finished, they will submit expense reports with supporting documents to the accounting department. Upon being properly approved, the expenses are debited into the relevant accounts and the advances are credited out. Cash flows from these activities are classified as cash flows from operating activities.

Concentrations of Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents with high-quality institutions. Deposits held with banks in PRC may not be insured or exceed the amount of insurance provided on such deposits. Generally these deposits may be redeemed upon demand and therefore bear minimal risk.

Fair Value of Financial Instruments

The carrying value of financial instruments including cash and cash equivalents, receivables, prepaid expenses, accounts payable, and accrued expenses, approximates their fair value due to the relatively short-term nature of these instruments.

Inventory

Inventories are stated at the lower of cost or market value. Actual cost is used to value raw materials and supplies. Finished goods and work-in-progress are valued on the weighted-average-cost method.

Elements of costs in finished good and work-in-progress include raw materials, direct labor, and manufacturing overhead.

Baishui Dukang, one of our subsidiaries, is engaged in the distillery business. Pursuant to the production requirement, it generally stores some newly generated inventory, mainly the work-in-progress,

“liquor base”, which is newly distilled from sorghum, beyond one year. We reclassify this portion of inventory as non-current assets, as more fully disclosed in Note 6.

Property, Plant, and Equipment

Property, plant and equipment are carried at cost. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized.

When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition.

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets without residual value. The percentages or depreciable life applied are:

Intangible Assets

Intangible assets are carried at cost. Amortization is calculated on a straight-line basis over the estimated useful life of the assets without residual value. The percentages or amortizable life applied are:

Land Use Right

All land belongs to the State in PRC. Enterprises and individuals can pay the State a fee to obtain a right to use a piece of land for commercial purpose or residential purpose for an initial period of 50 years or 70 years, respectively. The land use right can be sold, purchased, and exchanged in the market. The successor owner of the land use right will reduce the amount of time which has been consumed by the predecessor owner.

The Company owns the right to use a piece of land, approximately 657 acre, located in Weinan City,

Shaanxi Province for a fifty-year period ended February 9, 2051. The costs of these land use rights are amortized over their prospective beneficial period, using the straight-line method with no residual value.

Valuation of Long-Lived Assets

Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Long-Term Investment

On March 1, 2006, Xidenghui executed an investment agreement with Shaanxi Yichuan Nature Park

Co., Inc., pursuant to which, Xidenghui agreed to invest cash of $1,596,254 (RMB 12,000,000) to establish a joint-venture named Huanghe Shidi Park Co., Inc., and owns 7.9% equity ownership interest therein. Huanghe Shidi Park Co., Inc. is engaged in the business of recreation and entertainment.

Xidenghui finished the investment contribution in September 2007. As the project is currently ongoing, the Management believes the amount invested approximates the fair value and uses the cost method to record the investment.

Advertising Costs

Advertising costs are expensed as incurred. The advertising costs were $135,966, and $136,006 for the years ended December 31, 2009 and 2008, respectively.

Research and Development Costs

Research and development costs will be charged to expense as incurred. Research and development costs were immaterial for the year ended December 31, 2009 and 2008, respectively.

Value-Added Tax (“VAT”)

Sales revenue represents the invoiced value of goods, net of a value-added tax (VAT). All of the

Company’s products that are sold in PRC are subject to a Chinese value-added tax at a rate of 17%

of the gross sales price or at a rate approved by the Chinese local government. This VAT may be offset by VAT paid on purchase of raw materials included in the cost of producing the finished goods. The Company presents VAT on a net basis.

Sales Tax

Baishui Dukang produces and distributes distilled liquor, which is subject to sales tax in PRC. Sales tax rate is $0.14 (RMB1.00) per kilogram and 10%-20% of gross sales revenue. The Company presents sales tax on a net basis.

Related Parties

For the purposes of these financial statements, parties are considered to be related if one party has the ability, directly or indirectly, to control the party or exercise significant influence over the party in making financial and operating decisions, or vice versa, or where the Company and the party are subject to common control or common significant influence. Related parties may be individuals or other entities.

Due from/to Affiliates

Due from/to affiliates represent temporally short-term loans to/from affiliates, which are directly or indirectly, beneficially and in the aggregate, majority-owned and controlled by directors and principal shareholders of the Company. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. Cash flows from due from related parties are classified as cash flows from investing activities. Cash flows from due to related parties are classified as cash flows from financing activities.

Loans from Directors and Officers

Loans from directors and officers are temporally short-term loans from our directors and officers to finance the Company’s operation due to lack of cash resources. These loans are unsecured, noninterest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. Cash flows from these activities are classified as cash flows from financing activities.

Lease

On March 4, 2002, Baishui Dukang signed a lease agreement with Shaanxi Sanjiu Dukang Liquor

Production Co., Ltd ("Sanjiu"), pursuant to which Baishui Dukang agreed to lease the liquor production facility of Sanjiu, including all the fixed assets and the piece of land that the fixed assets attached, for a period of 20 years, which was latterly extended to 30 year. On February 3, 2005,

Sanjiu was acquired by Shannxi Baishui Dukang Liquor Development Co., Ltd. On April 30, 2005,

Baishui Dukang signed a supplemental lease agreement with Shannxi Baishui Dukang Liquor

Development Co., Ltd, pursuant to which Baishui Dukang agreed to continue to lease the liquor production facility for the rest of the original 30-year period. Baishui Dukang also agreed to pay

$362,450 (RMB 3,000,000) to continue the lease and to absorb the pension and unemployment insurance expenses of Sanjiu's original employees. Baishui Dukang amortized the 362,450 (RMB

3,000,000) over a 27-year beneficial period and included into the rental expense. Baishui Dukang paid $129,476 and 161,841 for Sanjiu's original employees' pension and unemployment insurance expenses in the year ended December 31, 2009 and 2008, respectively.

Sanjiu had ceased operating when we executed the lease agreement. The Management believed that all the fixed assets had felt within the last 25 percent of their total estimated economic life. In addition, although the lease term is a 30-year period, the land use right include in the leased property has a beneficial life of 50-year. Therefore, we account for the lease as an operating lease as it does not meet any of the four criteria described in FASB ASC 840-10-25-1.

Pursuant to the lease agreement, Baishui Dukang is required to absorb the pension and unemployment insurance expenses of Sanjiu's original employees until they all reach their retirement age. Pursuant to the applicable laws in PRC, male employees retire when they reach 60 years old, while female employees retire when they reach 55 years old. Accordingly, Sanjiu’s original employees will gradually retire until Year 2032. The pension and unemployment insurance expenses are based on a certain percentage of the employees’ gross payroll. The percentage may be changed as the applicable law is amended. In practice, the expenses can be based on the local average salary published by the local government. Over the life of the lease, the Management anticipates the percentage will remain the same while the local average salary will increase 8%

annually. The number of employees that we need to absorb their pension and unemployment insurance expenses will gradually decrease as Sanjiu’s original employees reach their retirement ages. To the best of our estimation, we anticipate the future payment for pension and unemployment insurance expenses for Sanjiu’s original employees as rental payment follows:

Pension and Employee Benefits

Full time employees of the PRC entities participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Company to accrue for these benefits based on certain percentages of the employees' salaries. The Management believes full time employees who have passed the probation period are entitled to such benefits. The total provisions for such employee benefits was

$19,846 and $15,510 for the year ended December 31, 2009 and 2008, respectively.

Government Subsidies

The Company records government grants as current liabilities upon reception. A government subsidy revenue is recognized only when there is reasonable assurance that the Company has complied with all conditions attached to the grant. The Company recognized government subsidy of

$73,090 and $0 for the year ended December 31, 2009 and 2008, respecrively.

Income Taxes

The Company accounts for income tax in accordance with FASB ASC 740-10-25, which requires the asset and liability approach for financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company has accumulated deficit in its operation. Because there is no certainty that we will realize taxable income in the future, we did no record any deferred tax benefit as a result of these losses.

Effective January 1, 2007, the Company adopted a new FASB guidance, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The new FASB guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB guidance also provides guidance on de-recognition of tax benefits,

classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure,

and transition. In accordance with the new FASB guidance, the Company performed a selfassessment and concluded that there were no significant uncertain tax positions requiring recognition in its consolidated financial statements.

Statutory Reserves

Pursuant to the applicable laws in PRC, PRC entities are required to make appropriations to three non-distributable reserve funds, the statutory surplus reserve, statutory public welfare fund, and discretionary surplus reserve, based on after-tax net earnings as determined in accordance with the

PRC GAAP, after offsetting any prior years’ losses. Appropriation to the statutory surplus reserve should be at least 10% of the after-tax net earnings until the reserve is equal to 50% of the

Company's registered capital. Appropriation to the statutory public welfare fund is 5% to 10% of the after-tax net earnings. The statutory public welfare fund is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation. Beginning from January 1, 2006, enterprise is no more required to make appropriation to the statutory public welfare fund. The Company does not make appropriations to the discretionary surplus reserve fund.

Since the Company has been accumulating deficiency, no contribution has been made to statutory surplus reserve fund and statutory public welfare reserve fund to date. The company will be required to make contribution to the statutory surplus reserve fund and statutory public welfare reserve fund upon the achievement of positive retained earnings, which means elimination of accumulated deficit and making further positive net income.

Comprehensive Income

FASB guidance establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income, as presented in the accompanying statements of changes in owners' equity consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

Segment Reporting

FASB guidance establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company currently operates in two principal business segments.

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with FASB guidance, which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no potentially dilutive securities outstanding

(options and warrants) for the years ended December 31, 2009 and 2008, respectively.

Fair Value Measures

Accounting principles generally accepted in the United States define fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Additionally, the inputs used to measure fair value are prioritized based on a three-level hierarchy. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

An asset or liability’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Availability of observable inputs can vary and is affected by a variety of factors. The Company uses judgment in determining fair value of assets and liabilities and Level 3 assets and liabilities involve greater judgment than Level 1 and Level 2 assets or liabilities.

Recent Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue

Arrangements—a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. The ASU is effective beginning January 1, 2011. We are currently evaluating the impact of this standard on our financial position and results of operations.

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include

Software Elements—a consensus of the FASB Emerging Issues Task Force, that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments included in

ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the ASU, the following components would be excluded from the scope of software revenue recognition guidance: the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). The ASU is effective beginning January 1, 2011. We are currently evaluating the impact of this standard on our financial position and results of operations.

In December 2007, the FASB amended its guidance on accounting for business combinations. The new accounting guidance resulted in a change in our accounting policy effective January 1, 2009, and is being applied prospectively to all business combinations subsequent to the effective date. Among other things, the new guidance amends the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. It also establishes new disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.

The adoption of this new accounting policy did not have a significant impact on our consolidated financial statements.

In December 2007, the FASB issued new accounting and disclosure guidance related to noncontrolling interests in subsidiaries (previously referred to as "minority interests"), which resulted in a change in our accounting policy effective January 1, 2009. Among other things, the new guidance requires that a noncontrolling interest in a subsidiary be accounted for as a component of equity separate from the parent's equity, rather than as a liability. The new guidance is being applied prospectively, except for the presentation and disclosure requirements, which have been applied retrospectively. The adoption of this new accounting policy did not have a significant impact on our consolidated financial statements

In December 2007, the FASB issued new accounting guidance that defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. It also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to those arrangements. This new accounting guidance was effective for our Company on January 1, 2009, and its adoption did not have a significant impact on our consolidated financial statements.

In February 2007, the FASB issued new accounting guidance that permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. This new accounting guidance was effective for our Company on January 1,

2008. The Company did not elect the fair value option for any financial instruments or other items permitted under this guidance; therefore, its adoption had no impact on our consolidated financial statements.

In September 2006, the FASB issued new accounting guidance that defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements about fair value measurements. However, in February 2008, the FASB delayed the effective date of the new accounting guidance for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until January

1, 2009. The accounting guidance related to recurring fair value measurements was effective for our

Company on January 1, 2008. The adoption of this accounting guidance did not have a significant impact on our consolidated financial statements.

Note 5- PREPAID EXPENSES

Prepaid expenses consist of the following:

		December 31, 2009		December 31, 2008
Machinery and parts	$	-	$	10,664
Raw materials		285,106		16,129
Packing and supply materials		221,842		103,727
Project advance		-		7,878
Prepaid office expenses		44		-
Total	$	506,992	$	138,398

Note 6- INVENTORIES

Inventory-short-term consist of following:

		December 31, 2009		December 31, 2008
Finished goods	$	769,619	$	1,131,381
Work-in-progress		357,202		611,100
Raw materials		51,910		95,218
Supplies and packing materials		83,791		168,715
	$	1,262,522	$	2,006,414

Inventory-long-term consist of following:

		December 31, 2009		December 31, 2008
Work-in-progress	$	1,432,074	$	953,181

Note 7- PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment:

		December 31, 2009		December 31, 2008
Building and warehouses	$	2,963,873	$	2,913,855
Machinery and equipment		1,857,877		1,820,095
Office equipment and furniture		194,394		191,029
Motor vehicles		329,815		491,005
		5,345,959		5,415,984
Less: Accumulated depreciation		(2,698,562)		(2,362,458)
		2,647,397		3,053,526
Add: Construction in progress		41,153		12,231
Total	$	2,688,550	$	3,065,757

Note 15- INCOME TAX

The Company's PRC subsidiaries, Huitong, Xidenghui, Dukang, and Brand Management, are governed by the Enterprise Income Tax Law of PRC concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws ("the Income Tax Laws").

Beginning January 1, 2008, the new Enterprise Income Tax ("EIT") law has replaced the old laws for Domestic Enterprises ("DES") and Foreign Invested Enterprises ("FIEs").

The key changes are:

a. The new standard EIT rate of 25% replaces the 33% rate applicable to both DES and FIEs, except for High Tech companies that pay a reduced rate of 15%;

b. Companies established before March 16, 2007 continue to enjoy tax holiday treatment approved by local government for a grace period of either for the next 5 years or until the tax holiday term is completed, whichever is sooner.

In addition, the new EIT also grants tax holidays to entities operating in certain beneficial industries, such as the agriculture, fishing, and environmental protection. Entities in beneficial industries enjoy a three-year period tax exempt and a three-year period with 50% reduction in the income tax rates.

The Company's PRC subsidiaries, Huitong Xidenghui, Dukang, and Brand Management are subject to effective income tax rate of 25% beginning from January 1, 2008.

The provision for income taxes consisted of the following:

	For the Year Ended December 31,	
	2009	2008
Provision for US Income Tax	$ -	$ -
Provision for PRC national income tax	-	-
Provision for PRC local income tax	-	-
Total provision for income taxes	$ -	$ -

The following table reconciles the PRC statutory rates to the Company's effective tax rate:

	For the Year Ended December 31,	
	2009	2008
U.S. Statutory rate	34.00%	34.00%
Foreign income not recognized in USA	-34.00%	-34.00%
PRC income tax rate	25.00%	25.00%
Effect of tax holiday	-25.00%	-25.00%
Effective income tax rate	0.00%	0.00%

Note 15- INCOME TAX (continued)

The provision for income taxes consisted of the following:

	For the Year Ended December 31,			
		2009		2008
Current Income Tax	$	-	$	-
Deferred Income Tax		-		-
Total provision for income taxes	$	-	$	-

The components of deferred tax assets and deferred tax liabilities consisted of the following:

	For the Year Ended December 31,			
		2009		2008
Deferred Tax Assets				
Net operating loss carry-forward	$	3,615,300	$	3,779,805
Less: valuation allowance		(3,615,300)		(3,779,805)
Net deferred tax assets	$	-	$	-

	For the Year Ended December 31,			
		2009		2008
Deferred Tax Liabilities	$	-	$	-

As of December 31, 2009 and 2008, the Company had net operating losses of approximately $14,461,200and $15,119,220 carried forward from prior years. Although the PRC Income Tax Law allows the enterprises to offset their future taxable income with operating losses carried forward in a 5-year period, enterprises need approval from local tax authority before they can claim such tax benefit, and the outcome of the application is generally uncertain. In addition, the Management believes that there is no certainty that the Company will realize taxable income in the future. Therefore, the Management established a 100% valuation allowance for the operation losses carried forward and no deferred tax assets have been recorded as a result of these losses.

Note 16- STATEMENT OF CONSOLIDATED COMPRESENTATIVE INCOME

	For the Year Ended December 31,			
		2009		2008
Net income	$	(597,872)	$	(1,591,791)
Other comprehensive income, net of tax:				
Effects of foreign currency conversion		(16,539)		(333,230)
Total other comprehensive, not of tax		(16,539)		(333,230)
Comprehensive income		(614,411)		(1,925,021)
Comprehensive income attributable to the noncontrolling interest		(65,705)		(82,180)
Comprehensive income attributable to China Du Kang Co., Ltd.	$	(548,706)	$	(1,842,841)

Note 17- OWNERS' EQUITY (continued)

Shaanxi Huitong Food Development Co., Ltd. ("Huitong")

In accordance with the Articles of Incorporation of Huitong, the registered capital at the date of incorporation on August 9, 2007 was $136,722 (RMB1,000,000), which was fully paid in cash by two individual owners.

Shaanxi Xidenghui Technology Stock Co., Ltd. ("Xidenghui")

In accordance with the Articles of Incorporation of Xidenghui, the registered capital at the date of incorporation on March 29, 2001 was $5,557,569 (RMB46,000,000). Upon formation of Xidenghui, owners contributed cash of $1,915,549 (RMB 15,855,000) and properties of $3,642,020 (RMB 30,145,000) into Xidenghui toward registered capital.

On December 15, 2001, Xidenghui amended its Bylaws to increase its registered capital to $10,825,176 (RMB 89,600,000). New owners contributed cash of $ 5,076,717(RMB 42,020,000) and property of $190,890 (RMB 1,580,000) into Xidenghui toward registered capital.

On March 1, 2005, Xidenghui amended its Bylaws to increase its registered capital to $19,485,320 (RMB 161,280,000).

Shaanxi Baishui Dukang Liquor Co., Ltd. ("Baishui Dukang")

In accordance with the Articles of Incorporation of Baishui Dukang, the registered capital at the date of incorporation on March 1, 2002 was $362,450 (RMB3,000,000), , which was fully paid in cash by two individual owners.

On May 15, 2002, Baishui Dukang amended its Bylaws to increase its registered capital to $4,832,669 (RMB 40,000,000). A new owner, Xidenghui, contributed properties of $4,470,219 (RMB 37,000,000) to Baishui Dukang toward registered capital, and owns 90.51% equity ownership interest in Baishui Dukang.

In accordance with the Articles of Incorporation of Brand Management, the registered capital at the date of incorporation on November 12, 2007 was $136,722 (RMB1,000,000), which was fully paid in cash by two individual owners.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have had no change in our principal accountant during the period for which disclosure is required under Section 304 of Regulation S-K and have had no disagreements with our auditor. Our auditor is Keith K. Zhen, Certified Public Accountant, 2070 West 6th Street, Brooklyn, NY 11223.

ITEM 9A. CONTROLS AND PROCEDURES

Not Required.

ITEM 9A(T). CONTROLS AND PROCEDURES

Not Required.

ITEM 9B. OTHER INFORMATION

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

NAME	AGE	TITLE	DATE OF APPOINTMENT	PERCENT OF TIME DEVOTED
Wang Yongsheng	36	CEO	January 5, 2008	100%
Liu Su Ying	58	Chief Financial Officer	January 5, 2008	100%
Nie fen Ying	43	Director	January 5, 2008	100%

Wang Yongsheng,  36,  CEO

Mr. Wang studied EMBA in Xi’an Jiao Tong University, and obtained his certificate. He served as the purchasing and supplying manager and the vice producing director of Xi Deng Hui Alcohol Co. Ltd. in 1996. He leaved the  prior position and held the post of the vice general manager of Du Kang Liquor Limited Liability Company in 2002. In 2004, he was promoted  to be the Chairman of  Du Kang Liquor Limited Liability Company and he is still the chairman till now. Since Feb. 18th, 2008 till now, he stared to be the Chief Executive Officer of China Dukang Co.,Ltd.

Liu Su Ying,   58,    CFO

Ms. Liu passed the Adult Self－Study Examination in Shaanxi from 1987 to 1990 major in Accounting.

From 1990 to 1998 she was deputy section chief of accounting department of Shaanxi Wei Nan Textile Factory. From1999 to 2001 she worked in Shaanxi Hui Huang Construction and Building Material Company as manager of accounting department. In 2001, she was appointed as the CFO of Shannxi Xidenghui Technology Co.,Ltd and she is still the chairman till now. Since Feb. 18th, 2008 till now, she stared to be the CFO of China Dukang Co.,Ltd.

Nie Fen Ying,  42,  Director

Nie Fen Ying graduated from Xian Yang Normal University majoring in physical distribution management. After 3 years of studying, she served as sales manager in Shaanxi Bai Shui Dukang Liquor Co., Ltd. from 2001 to 2003 which is a liquor production and sales company. Since 2003 till now she has been sales manager of Shaanxi Xi Deng Hui Stock Co., Ltd. which is holding company of the company she first served in after acquisition. Since Feb. 18th, 2008 till now, she is appointed as the Director of China Dukang Co.,LTD.

Legal Proceedings

No officer, director, or persons nominated for such positions and no promoter or significant employee has been involved in legal proceedings that would be material to an evaluation of our management.

Audit Committee

We do not have a separately designated standing audit committee. Pursuant to Section 3(a)(58)(B) of the Exchange Act, the entire Board of Directors acts as an audit committee for the purpose of overseeing the accounting and financial reporting processes, and audits of our financial statements. The Commission recently adopted new regulations relating to audit committee composition and functions, including disclosure requirements relating to the presence of an "audit committee financial expert" serving on its audit committee. In connection with these new requirements, our Board of Directors examined the Commission's definition of "audit committee financial expert" and concluded that we do not currently have a person that qualifies as such an expert. We have had minimal operations for the past two (2) years. Presently, there are only four (4) directors serving on our Board, and us are not in a position at this time to attract, retain and compensate additional directors in order to acquire a director who qualifies as an "audit committee financial expert", but we intend to retain an additional director who will qualify as such an expert, as soon as reasonably practicable. While neither of our current directors meets the qualifications of an "audit committee financial expert", each of our directors, by virtue of his past employment experience, has considerable knowledge of financial statements, finance, and accounting, and has significant employment experience involving financial oversight responsibilities. Accordingly, we believe that our current directors capably fulfill the duties and responsibilities of an audit committee in the absence of such an expert.

Code of Ethics

We have adopted a code of ethic (the "Code of Ethics") that applies to our principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Ethics is being designed with the intent to deter wrongdoing, and to promote the following:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships
•

Full, fair, accurate, timely and understandable disclosure in reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by the small business issuer

•           Compliance with applicable governmental laws, rules and regulations

•

The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code

•           Accountability for adherence to the code

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the

Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and we are required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 2009. We believe that all of these filing requirements were satisfied by our executive officers, directors and by the beneficial owners of more than 10% of our common stock. In making this statement, hawse have relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

ITEM 11. EXECUTIVE COMPENSATION

No compensation was awarded to or paid to any executive officer or director of the Company during the years 2009, 2008, and 2007 other than as shown in the table below.

The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued.

Summary Compensation Table

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)

Wang

2009   $3,026  0        0

     0

0

0

     0

      $3,026

Yongsheng

2008   $3,026  0        0

     0

0

0

     0

      $3,026

CEO

2007   $3,474  0        0

     0

0

0

     0

      $3,474

Liu Su Ying

 2009  $3,550   0        0

     0

0

0

     0

      $3,550

CFO

 2008  $3,550   0        0

     0

0

0

     0

      $3,550

 2007  $3,250   0        0

     0

0

0

     0

      $3,250

Ni Fen Ying

 2009  $3,447   0        0

     0

0

0

     0

      $3,447

Director

                2008  $3,447   0        0

     0

0

0

     0

      $3,447

 2007  $3,150   0        0

     0

0

0

     0

      $3,150

1)  Unless stated otherwise, the business address for each person named is c/o China Du Kang Co., Ltd.

(2)  Calculated pursuant to Rule 13d-3(d) (1) of the Securities Exchange Act of 1934

(3)  We believe that each individual or entity named has sole investment and voting power with respect to the shares of common stock indicated as beneficially owned by them (subject to community property laws where applicable) and except where otherwise noted.

We have not entered into any other employment agreements with our employees, Officers or Directors. We have no standard arrangements to compensate our directors for their services to us.

Stock Option Plan

We have not implemented a stock option plan at this time and since inception, have issued no stock options, SARs or other compensation. We may decide, at a later date, and reserve the right to, initiate such a plan as deemed necessary by the Board.

Changes in Control

None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

The following table contains certain information as of March 28, 2010 as to the number of shares of Common Stock beneficially owned by (i) each person known by the Company to own beneficially more than 5% of the Company’s Common Stock, (ii) each person who is a Director of the Company, (iii) all persons as a group who are Directors and Officers of the Company, and as to the percentage of the outstanding shares held by them on such dates and as adjusted to give effect to this Offering.

Name and Position

      Shares

  Percentage

Wang Yongsheng CEO, Director	9,030,000	9.052%
Liu Su Ying Chief Financial Officer Director	0	0%
Nie fen Ying Director	4,000,000	4.01%
Deng Guo Gang	8,800,000	8.822%
Totals	13,030,000	13.062%

The directors, executive officers, their affiliates, and related parties own, directly or indirectly, beneficially and in the aggregate, the majority of the voting power of the outstanding capital of the Company. Accordingly, directors, executive officers and their affiliates, if they voted their shares uniformly, would have the ability to control the approval of most corporate actions, including approving significant expenses, increasing the authorized capital and the dissolution, merger or sale of the Company's assets.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Due to lack of cash resources, our related-parties have been making loans to our company to finance its operation.  The related-parties include affiliates and individuals.  Affiliates are companies which are directly or indirectly, beneficially and in the aggregate, majority-owned and controlled by directors, officers, and principal shareholders of the Company. Individuals include our officers, shareholders, and prior directors of our subsidiaries.  Loans from these related-parties are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. Accordingly, we have not paid any interest for these loans. The further information of these loans follows:

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, Keith Zhen CPA (“Zhen”), for our audit of the annual financial statements for the years ended December 31, 2009 and 2008. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31			2009(2)	2008(2)

Audit Fees (1)	$50,000	$40,000
Audit-Related Fees (4)	--	--
Tax Fees (5)	--	--
All Other Fees (6)	--	--
Total Accounting Fees and Services	$50,000	$40,000

(1)

Audit Fees. These are fees for professional services for the audit of our annual financial statements, , and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)

The amounts shown in 2009 and 2008 relate to (i) the audit of our annual financial statements for the fiscal years ended December 31, 2009 and 2008. We did not become a reporting company until January, 2010 so there were no quarterly reports or other reports that required review prior to this filing.

(4)	Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements.

(5)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

(6)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

Pre-Approval Policy for Audit and Non-Audit Services

We do not have a standing audit committee, and the full Board performs all functions of an audit committee, including the pre-approval of all audit and non-audit services before we engage an accountant. All of the services rendered to us by Keith Zhen CPA were pre-approved by our Board of Directors.

The new policies and procedures will be detailed as to the particular service, will require that the Board or an audit committee thereof be informed of each service, and will prohibit the delegation of pre-approval responsibilities to management. It is currently anticipated that our new policy will provide (i) for an annual pre-approval, by the Board or audit committee, of all audit, audit-related and non-audit services proposed to be rendered by the independent auditor for the fiscal year, as specifically described in the auditor's engagement letter, and (ii) that additional engagements of the auditor, which were not approved in the annual pre-approval process, and engagements that are anticipated to exceed previously approved thresholds, will be presented on a case-by-case basis, by the President or Controller, for pre-approval by the Board or audit committee, before management engages the auditors for any such purposes. The new policy and procedures may authorize the Board or audit committee to delegate, to one or more of its members, the authority to pre-approve certain permitted services, provided that the estimated fee for any such service does not exceed a specified dollar amount (to be determined). All pre-approvals shall be contingent on a finding, by the Board, audit committee, or delegate, as the case may be, that the provision of the proposed services is compatible with the maintenance of the auditor's independence in the conduct of its auditing functions. In no event shall any non-audit related service be approved that would result in the independent auditor no longer being considered independent under the applicable rules and regulations of the Securities and Exchange Commission.

    (a) On December 31, 2009, our Chief Executive Officer and Chief Financial Officer made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

    (b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

1. The following financial statements of China Du Kang Co., Ltd. are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm Balance Sheet at December 31, 2009

Statements of Operations - for the years ended December 31, 2009 and 2008

Statements of Cash Flows - for the years ended December 31, 2009 and 2008

Statements of Stockholders’ Equity - for the years ended December 31, 2009 and 2008

Notes to Financial Statements

2. Exhibits

14.1 Code of Ethics *

31.1. Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer

31.2. Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer

32.1. Section 1350 Certifications of Chief Executive Officer

32.2. Section 1350 Certifications of Chief Financial Officer

*Previously Filed