Form 10-Q
period 2010-03-31
CHINA DU KANG CO. LTD.
filed 2010-05-20
CIK 1472635

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

   OF 1934

For the quarterly period ended March 31, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________to__________________.

Commission File No.

333-157281

CHINA DU KANG CO., LTD.

NEVADA

90-0531621

-----------------------------------

--------------------------------

(State or other jurisdiction of

(IRS Employer Identification No.)

incorporation or organization)

Town of Dukang, Baishui County,

A-28,Van Metropolis,#35 Tangyan Road,

Xi'an, Shaanxi, PRC, 710065

-----------------------------------------

(Address of principal executive offices)

8629-88830106-822

--------------------------

(Issuer's telephone number)

Check   whether  the  issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the  Exchange Act during the past 12 months (or for such  shorter  period that  the  registrant  was  required  to  file  such reports), and (2)  has  been  subject  to such filing requirements for the past 90 days.

                         [X] YES    [ ] NO

Indicate  by check mark whether the registrant  is  a  shell  company as defined in Rule 12b-2 of the Exchange Act.

                         [X ] YES    [ ] NO

                 APPLICABLE TO ISSUERS INVOLVED IN BANKRUPTCY

                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether   the  registrant  filed  all documents and reports required to be filed by Section  12,  13  or  15  (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                [x ] YES    [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

State  the  number  of  shares outstanding of   each   of   the   issuer's classes  of common  equity,   as   of    the   latest   practicable  date: March 31, 2010:   100,113,791

Transitional Small Business Disclosure Format (check one)   Yes [ ] No [X]

Table of Contents

10-Q – China Du Kang Co., Ltd.

FORM 10-Q

PART I

FINANCIAL STATEMENTS

4

MANAGEMENT'S DISCUSSION

27

AND ANALYSIS OR PLAN OF OPERATION

QUANTITATIVE AND QUALITATIVE

29

DISCLOSURES ABOUT MARKET RISK

CONTROLS AND PROCEDURES

30

PART II

LEGAL PROCEEDINGS

33

RISK FACTORS

35

UNREGISTERED SALES OF EQUITY

39

SECURITIES AND USE OF PROCEEDS

39

DEFAULTS UPON SENIOR SECURITIES

39

EXHIBITS

40

SIGNATURES

41

PART I.

ITEM 1. FINANCIAL STATEMENTS.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2010 (unaudited)	December 31, 2009
ASSETS		
Current Assets:		
Cash and cash equivalents	$ 289,027	$ 619,472
Others receivable	16,152	67,134
Prepaid expenses (Note 6)	195,139	506,992
Inventory-short-term (Note 7)	1,581,033	1,262,522
Due from related parties (Note 10)	1,111,745	1,111,566
Total current assets	3,193,096	3,567,686
Property, Plant and Equipment, net (Note 8)	2,620,856	2,688,550
Intangible assets, net (Note 9)	64,013	66,456
Prepaid rental expense	353,515	357,521
Inventory-long-term (Note 7)	1,509,192	1,432,074
Long-term investment	1,755,387	1,755,104
Total Assets	$ 9,496,059	$ 9,867,391
LIABILITIES AND SHAREHOLDERS' EQUITY		
Current Liabilities:		
Bank loans (Note 14)	$ -	$ 292,517
Accounts payable	1,027,095	856,270
Accrued expenses (Note 11)	130,640	92,546
Others payable	63,715	56,711
Taxes payable	178,683	198,965
Deferred revenue	392,677	329,092
Due to related parties (Note 12)	14,814,356	15,095,908
Employee security deposit	77,235	77,225
Total Current Liabilities	16,684,401	16,999,234
Commitments and Contingencies (Note 19)	-	-
Shareholders' Equity:		
China Du Kang Co., Ltd. Shareholders' Equity		
Preferred stock, par value $0.001, 5,000,000 shares authorized; no shares issued and outstanding as of December 31, 2009 and 2008	-	-
Common stock, par value $0.001, 250,000,000 shares authorized; 100,113,791 shares issued and outstanding as of December 31, 2009 and 2008	100,114	100,114
Additional paid-in capital	10,671,262	10,671,262
Accumulated deficit	(17,485,512)	(17,436,438)
Accumulated other comprehensive income	(453,521)	(452,408)
Total China Du Kang Co., Ltd. Shareholders' equity (deficit)	(7,167,657)	(7,117,470)
Noncontrolling Interest	(20,685)	(14,373)
Total Shareholders' Equity (Deficit)	(7,188,342)	(7,131,843)
Total Liabilities and Shareholders' Equity (Deficit)	$ 9,496,059	$ 9,867,391

See Notes to Consolidated Financial Statements

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

		For the Three Months Ended March 31,		
		2010 (unaudited)		2009 (unaudited)
Operating Activities				
Net income (loss)	$	(49,074)	$	(154,042)
Adjustments to reconcile net income (loss) to				
net cash provided (used) by operating activities:				
Minority interest		(6,309)		(13,952)
Depreciation		32,135		39,094
Amortization		6,518		6,508
Changes in operating assets and liabilities:				
(Increase)/Decrease in accounts payable				
(Increase)/Decrease in others payable		50,993		(2,463)
(Increase)/Decrease in prepaid expenses		311,938		(42,809)
(Increase)/Decrease in inventories		(395,199)		19,322
Increase/(Decrease) in accounts payable		170,689		(95,045)
Increase/(Decrease) in accrued expenses		38,079		35,243
Increase/(Decrease) in other payable		6,995		(74)
Increase/(Decrease) in taxes payable		(20,314)		(30,796)
Increase/(Decrease) in deferred revenue		63,533		(67,008)
Increase/(Decrease) in employee security deposit		(2)		(2)
Net cash provided (used) by operating activities		209,982		(306,024)
Investing Activities				
Cash used to acquire Huitong				
Loans to related parties		-		(394,358)
Purchase of fixed assets		(27,953)		(12,345)
Net cash (used) by investing activities		(27,953)		(406,703)
Financing Activities				
Bank loans		-		292,116
Payback of bank loans		(292,567)		
Proceeds from capital contribution		-		
Loans from related parties		-		
Payback of loans from related parties		(283,984)		(33,405)
Net cash provided (used) by financing activities		(576,551)		258,711
Increase (decrease) in cash		(394,522)		(454,016)
Effects of exchange rates on cash		64,077		54,193
Cash at beginning of period		619,472		698,050
Cash at end of period	$	289,027	$	298,227
Supplemental Disclosures of Cash Flow Information:				
Cash paid (received) during year for:				
Interest	$	1,402	$	3,361
Income taxes	$	-	$	-

See Notes to Consolidated Financial Statements

Note 1- BASIS OF PRESENTATION

The accompanying unaudited financial statements of China Du Kang Co., Ltd. and subsidiaries, (the “Company” or "Du Kang") were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company (“Management”) believes that the following disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the notes for the year ended December 31, 2009.

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the three months ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Note 2- ORGANIZATION AND BUSINESS BACKGROUND

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

Under the PRC regulations on acquisition of businesses, commonly referred to as "SAFE" regulations (State Administration of Foreign Exchange), which were jointly  adopted on August 8,   2006   by six PRC regulatory agencies with jurisdictional Authority, a Chinese entity may not be owned or controlled directly by foreign investors or shareholders but may be acquired in a two-step transaction with a wholly owned foreign enterprise (“WOFE”).

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

Note 3- CONTROL BY PRINCIPAL OWNERS

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

Note 4- GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $17,485,512 at March 31, 2010 that includes losses of $55,383 for the three monthes ended March 31, 2010 and $597,872 for the year ended December 31, 2009.   In addition, The Company had a working capital deficiency of $13,491,305 and a shareholders' deficiency of $7,188,342 at March 31, 2010.  These factors raise substantial doubt about its ability to continue as a going concern.

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

The Company relied heavily for its financing needs on its affiliates, shareholders/directors as more fully disclosed in Note 12.

Note 5- SIGNIFICANT ACCOUNTING POLICIES

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

The consolidated financial statements include the accounts of the Company and all its majority-owned subsidiaries which require consolidation.  Inter-company transactions have been eliminated in consolidation.

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

Subsequent Events

The Company evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q on May 14, 2010. We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our consolidated financial statements.

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

The Company’s financial statements are translated into the reporting currency, the United States Dollar (“US$”).  Assets and liabilities of the Company are translated at the prevailing exchange rate at each reporting period end. Contributed capital accounts are translated using the historical rate of exchange when capital is injected. Income and expense accounts are translated at the average rate of exchange during the reporting period.  Translation adjustments resulting from translation of these consolidated financial statements are reflected as accumulated other comprehensive income (loss) in the consolidated statement of shareholders’ equity.

Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the statement of changes in owners’ equity and amounted to $(453,521) and $(452,408) as of March 31, 2010 and December 31, 2009, respectively.  The balance sheet amounts with the exception of equity at March 31, 2010 were translated at 6.836 RMB to $1.00 USD as compared to 6.837 RMB at December 31, 2009. The equity accounts were stated at their historical rate.  The average translation rates applied to income statement accounts for the three months ended March 31, 2010 and 2009 were 6.836 RMB and 6.841 RMB, respectively.

Statement of Cash Flows

In accordance with FASB ASC 830-230, “Statement of Cash Flows”, cash flows from the Company’s operations is calculated based upon the functional currency.  As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

Revenue Recognition

The Company recognizes its revenues net of sales taxes and sales-related taxes. In accordance with the FASB ASC 605, Revenue Recognition , the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title and the risks and rewards of ownership have occurred or services have been rendered and accepted, the selling price is fixed or determinable and collectability is reasonably assured.

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

(a)

Franchise fees from liquor manufactures

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

(b)

Franchise fees from liquor stores

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

Others Receivable

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

Fair Value of Financial Instruments

The carrying value of financial instruments including cash and cash equivalents, receivables, prepaid expenses, accounts payable and accrued expenses, approximates their fair value due to the relatively short-term nature of these instruments.

Inventory

Inventories are stated at the lower of cost or market value. Actual cost is used to value raw materials and supplies. Finished goods and work-in-progress are valued on the weighted-average-cost method. Elements of costs in finished good and work-in-progress include raw materials, direct labor, and manufacturing overhead.

Baishui Dukang, one of our subsidiaries, is engaged in the distillery business.  Pursuant to the production requirement, it generally stores some newly generated inventory, mainly the work-in-progress, “liquor base”, which is newly distilled from sorghum, beyond one year. We reclassify this portion of inventory as non-current assets, as more fully disclosed in Note 7.

Property, Plant and Equipment

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

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets without residual value.  The percentages or depreciable life applied are:

Building and warehouses

20 years

Machinery and equipment

7-10 years

Office equipment and furniture

5 years

Motor vehicles

5 years

Intangible Assets

Intangible assets are carried at cost.  Amortization is calculated on a straight-line basis over the estimated useful life of the assets without residual value.  The percentages or amortizable life applied are:

Land use right

50 years

Trade Mark

10 years

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

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place in accordance with the FASB ASC 720-35, “Advertising Costs”. The advertising costs were $7,753, and $12,108 for the three months ended March 31, 2010 and 2009, respectively.

Research and Development Costs

Research and development costs relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed when incurred in accordance with the FASB ASC 730, Research and Development. Research and development costs were immaterial for the three months ended March 31, 2010 and 2009, respectively.

Value-added Tax ("VAT")

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

Loans from Directors and Officers

Loans from directors and officers are temporally short-term loans from our directors and officers to finance the Company’s operation due to lack of cash resources.  These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.  Cash flows from these activities are classified as cash flows from financing activates.

Lease

On March 4, 2002, Baishui Dukang signed a lease agreement with Shaanxi Sanjiu Dukang Liquor Production Co., Ltd ("Sanjiu"), pursuant to which Baishui Dukang agreed to lease the liquor production facility of Sanjiu, including all the fixed assets and the piece of land that the fixed assets attached, for a period of 20 years, which was latterly extended to 30 year. On February 3, 2005, Sanjiu was acquired by Shannxi Baishui Dukang Liquor Development Co., Ltd. On April 30, 2005, Baishui Dukang signed a supplemental lease agreement with Shannxi Baishui Dukang Liquor Development Co., Ltd, pursuant to which Baishui Dukang agreed to continue to lease the liquor production facility for the rest of the original 30-year period. Baishui Dukang also agreed to pay $362,450 (RMB 3,000,000) to continue the lease and to absorb the pension and unemployment insurance expenses of Sanjiu's original employees. Baishui Dukang amortized the 362,450 (RMB 3,000,000) over a 27-year beneficial period and included into the rental expense. Baishui Dukang paid $39,961 and 40,600 for Sanjiu's original employees' pension and unemployment insurance expenses in the three months ended December 31, 2010 and 2009, respectively.

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

Pursuant to the lease agreement, Baishui Dukang is required to absorb the pension and unemployment insurance expenses of Sanjiu's original employees until they all reach their retirement age.  Pursuant to the applicable laws in PRC, male employees retire when they reach 60 years old, while female employees retire when they reach 55 years old. Accordingly, Sanjiu’s original employees will gradually retire until Year 2032.  The pension and unemployment insurance expenses are based on a certain percentage of the employees’ gross payroll. The percentage may be changed as the applicable law is amended.  In practice, the expenses can be based on the local average salary published by the local government.  Over the life of the lease, the Management anticipates the percentage will remain the same while the local average salary will increase 8% annually.  The number of employees that we need to absorb their pension and unemployment insurance expenses will gradually decrease as Sanjiu’s original employees reach their retirement ages.  At December 31, 2009, to the best of our estimation, we anticipate the future payment for pension and unemployment insurance expenses for Sanjiu’s original employees as rental payment follows:

Pension and Employee Benefits

Full time employees of the PRC entities participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Company to accrue for these benefits based on certain percentages of the employees' salaries. The Management believes full time employees who have passed the probation period are entitled to such benefits.  The total provision for such employee benefits was $172 and $9,903 for the three months ended March 31, 2010 and 2009, respectively.

Government Subsidies

The Company records government grants as current liabilities upon reception.  A government subsidy revenue is recognized only when there is reasonable assurance that the Company has complied with all conditions attached to the grant.  The Company recognized government subsidy of $0 and $0 for the three months ended March 31, 2010 and 2009, respecrively.

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

Effective January 1, 2007, the Company adopted a new FASB guidance, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The new FASB guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The new FASB guidance also provides guidance on de-recognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition.  In accordance with the new FASB guidance, the Company performed a self-assessment and concluded that there were no significant uncertain tax positions requiring recognition in its consolidated financial statements.

The Company accounts for income taxes in interim periods in accordance with FASB ASC 740-270, "Interim Reporting".  The Company has determined an estimated annual effect tax rate.  The rate will be revised, if necessary, as of the end of each successive interim period during the Company's fiscal year to its best current estimate. The estimated annual effective tax rate is applied to the year-to-date ordinary income (or loss) at the end of the interim period.

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

Comprehensive Income

FASB ASC 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income, as presented in the accompanying statements of changes in owners' equity consists of changes in unrealized gains and losses on foreign currency translation.  This comprehensive income is not included in the computation of income tax expense or benefit.

Segment Reporting

FASB ASC 820, “Segments Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company currently operates in two principal business segments.

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with FASB ASC 260, “Earnings Per Share” , which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There are no potentially dilutive securities outstanding (options and warrants) for the three monthes ended March 31, 2010 and 2009, respectively.

Fair Value of Measurements

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

Level 1:

Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2:

Input other than quoted market prices that are observable, either directly or indirectly, and reasonably available.  Observable inputs reflect the assumptions market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the Company.

Level 3:

Unobservable inputs. Unobservable inputs reflect the assumptions that the Company develops based on available information about what market participants would use in valuing the asset or liability.

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

Recent Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions.  The ASU is effective beginning January 1, 2011. The  adoption of this new guidance did not have a material effect on the Company’s financial position and results of operations.

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force, that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the ASU, the following components would be excluded from the scope of software revenue recognition guidance:  the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). The ASU is effective beginning January 1, 2011. The adoption of this new guidance did not have a material effect on the Company’s financial position and results of operations.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, a entity may use, the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value. This ASU is effective October 1, 2009. The adoption of this new guidance did not have a material effect on the Company’s financial position and results of operations.

In June 2009, the Financial Accounting Standards Board ("FASB") amended its guidance on accounting for variable interest entities ("VIE").  Among other things, the new guidance requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE; requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE; enhances disclosures about an enterprise's involvement with a VIE; and amends certain guidance for determining whether an entity is a VIE. Under the new guidance, a VIE must be consolidated if the enterprise has both (a) the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.   This new guidance will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, and for interim periods within that first annual reporting period.  Earlier application is prohibited. The  adoption of this new guidance did not have a material effect on the Company’s financial position and results of operations.

In May 2009, the FASB issued new accounting and disclosure guidance for recognized and non-recognized subsequent events that occur after the balance sheet date but before financial statements are issued. The new guidance also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The new accounting guidance was effective for our Company beginning with our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2009, and is being applied prospectively. This change in accounting policy had no material impact on our financial statements.

Note 6- PREPAID EXPENSES

Note 7- INVENTORIES

Note8-PROPERTY,PLANTANDEQUIPMENT

Depreciation expense charged to operations was $32,135 and $39,094 for the three months ended March 31, 2010 and 2009, respectively.

Note 9- INTANGIBLE ASSETS

Amortization expense charged to operations was $2,454 and $2,451 for the three months ended March 31, 2010 and 2009, respectively.

Note 10- DUE FROM RELATED PARTIES

Note 11- ACCRUED EXPENSES

Note 12- DUE TO RELATED PARTIES

Note 13- SALES OF LIQUOR TO RELATED PARTY

The Company generally sells liquor to liquor distributors. Some of these liquor distributors are our affiliates, which are directly or indirectly, beneficially and in the aggregate, majority-owned and controlled by directors and principal shareholders of the Company.  The amount sold to these affiliates follows:

Note 14- BANK LOANS

Interest expense charged to operations for this bank loan was $18,780 for the year ended December 31, 2009. The weighted-average outstanding bank loan balance is $292,360; and the weighted-average monthly interest rate is 5.753‰. The Company subsequently paid off this loan in January 2010.

Note 15- SEGMENT REPORTING

The Company operates in two reportable business segments that are determined based upon differences in products and services. Summarized information by business segment for the three months ended March 31, 2010 and 2009 is as follows:

Note 16- STATEMENT OF CONSOLIDATED COMPRESENTATIVE INCOME

Note 19- COMMITMENTS AND CONTINGENCIES

Contingent Liability from Prior Operation

Prior to the merger with Hong Kong Merit Enterprise Limited on February 11, 2008, the Company has not been active since discontinuing its financial service operations by December 31,2007.  Management believes that there are no valid outstanding liabilities from prior operations. If a creditor were to come forward and claim a liability, the Company has committed to contest such claim to the fullest extent of the law.  No amount has been accrued in the financial statements for this contingent liability.

The Company’s assets are located in PRC and revenues are derived from operations in PRC.

In terms of industry regulations and policies, the economy of PRC has been transitioning from a planned economy to market oriented economy. Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reforms, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in PRC are still owned by the Chinese government. For example, all lands are state owned and are leased to business entities or individuals through governmental granting of Land Use Rights. The Chinese government also exercises significant control over PRC’s economic growth through the allocation of resources and providing preferential treatment to particular industries or companies. Uncertainties may arise with changing of governmental policies and measures.

The Company faces a number of risks and challenges not typically associated with companies in North America and Western Europe, since its assets exist solely in the PRC, and its revenues are derived from its operations therein. The PRC is a developing country with an early stage market economic system, overshadowed by the state.  Its political and economic systems are very different from the more developed countries and are in a state of change.  The PRC also faces many social, economic and political challenges that may produce major shocks and instabilities and even crises, in both its domestic arena and in its relationships with other countries, including the United States.  Such shocks, instabilities and crises may in turn significantly and negatively affect the Company's performance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES AND RESULTS OF OPERATIONS AS OF MARCH 31, 2010 AND FOR THE THREE MONTHS THEN ENDED (UNAUDITED)

We experienced a net loss of $(55,383) for the three months ended March 31, 2010 as compared to a loss of $(167,994) for the same period of 2009. Adjustments to reconcile the net loss to cash provided by operating activities included $(6,309) for minority interest for the three months ended March 31, 2010 as compared to $(13,952) for the same period of 2009. Depreciation decreased to $32,135 from $39,094 for the same respective periods. Also, amortization increased to $2,454 from $2,451.

Changes in operating assets and liabilities included an increase in prepaid expenses from $506,992 for December 31, 2009 to $195,139 for the three months ended March 31, 2010. Inventories for the same periods increased from $2,694,596 to $3,090,225. Accounts payable increased for the same periods from $856,270 to $1,027,095. Similarly, accrued expenses increased  from $92,546 to $130,640 for the respective period, as did other payables from $56,711 to $63,715 and deferred revenue from $329,092 to $392,677. Taxes payable for the December 31, 2009 were $198,965 as compared to $178,683 for the three months ended March 31, 2010. Overall, net cash used by operating activities improved from $(306,024) for the three months ended March 31, 2009 to $209,982 for the same period of 2010.

Purchase of fixed assets for the three months ended March 31, 2009 were $(12,345) to $(27,953) for the same period of 2010. The payback of loans to related parties accounted for $(394,358) for the three months ended March 31, 2009 and $0 for the same period of 2010. The net cash used by investing activities were $(406,703) and $(27,953) for the three months ended March 31, 2009 and 2010 respectively.

Net cash used by financing activities changed from $258,711 for the three months ended March 31, 2009 to $(576,551) for the same period of 2010. The change was attributable to loans from related parties in the period of 2009. Payback of loans from related parties went from $(33,405) at March 31, 2009 to $(283,984) for the same period of 2010. Bank loans were $292,116 for the three months ended March 31, 2009 and $0 for the same period of 2010. Payback of bank loans was $0 and $(292,567) for the same respective periods. The change in cash declined from $(454,016) for the three months ended March 31, 2009 to $(394,522) for the three months ended March 31, 2010. Cash at the end of the period for the three months ended March 31, 2009 was $298,227 and $289,027 for the same period of 2010.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2010

Revenue

Total revenues for the period ended March 31, 2010 were $490,242 as compared to $321,294 for the same period of 2009. These include sales of liquor, which were $290,404 for the period ended March 31, 2010 and $209,407 for the same period of 2009. The franchise fees in the period ended March 31, 2010 were $199,838 and $111,887 for the same period of 2009.

Operating Expenses

Expenses from operations totaled $259,793 and $273,941 for the three months ended March 31, 2010 and March 31, 2009, respectively. The losses from operations improved from ($165,903) to ($29,005) for the three months ended March 31, 2009 and 2010, respectively. Most of the improvements can be attributed to the decrease of office expenses from $25,332 for the period ended March 31, 2009 to $8,684 for the same period of 2010. Similarly, payroll improved from $60,501 to $51,255 for those same periods, as well as depreciation and amortization expenses from $41,545 in 2009 to $34,589 in 2010. Rental expenses were $40,600 for the three months ended March 31, 2009 and $39,961 for the same period of 2010. Other general and administrative expenses decreased from $8, 575 to $1,723 for the same respective periods. Employee benefit and pension also declined from $9,903 at March 31, 2009 to $172 for the same period of 2010. Increases in expenses occurred in professional and consultancy fees from $1,461 for the period ended March 31, 2009 to $35,034 in the same period of 2010. Travel and entertainment went from $34,571 to $45,848 for the comparable periods. Total general and administrative expenses improved slightly from $229,468 to $224,349 for the same periods.

Selling Expenses

Total selling expenses improved from $44,473 for the three months ended March 31, 2009 to $35,444 for the same period of 2010. Advertising expenses improved from $12,108 to $7,753 for the respective periods, as did travel and entertainment expense from $14,759 to $484 in the respective periods. Package design expenses decreased from $12,760 in the three months ended March 31, 2009 to $0 in the same period of 2010. Increased expenses were incurred in promotion expenses from $4,846 for the period ended March 31, 2009 to $27,207 for the same period of 2010.

We have historically funded our cash needs through a series of debt transactions, primarily with related parties.  Our officers and directors and related parties have assured us that they will continue to provide capital infusions sufficient to fund operations over the next 12 months as needed, but they are under no legal obligation to do so.  If our related parties are unable or unwilling to provide additional capital infusions we would likely require additional financing which would likely be on more unfavorable terms.  If we are unable to attain additional capital there would likely be a material adverse affect on our operations and financial condition.

The related-parties include affiliates and individuals. Affiliates are companies which are directly or indirectly, beneficially and in the aggregate, majority-owned and controlled by directors, officers, and principal shareholders of the Company. Individuals include our officers, shareholders, and prior directors of subsidiaries.

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

Total assets for the periods ending December 31, 2009 and March 31, 2010 were $9,867,391 and $9,496,059 respectively.  Total current assets declined for the same periods from $3,567,686 to $3,193,096, which mostly occurred because of a decrease in cash and cash equivalents from $619,472 at December 31, 2009 to $289,027 at March 31, 2010 and in prepaid expenses from $506,992 to $195,139. For the same respective periods, other receivables declined form $67,134 to $16,152. Short-term inventory increased from $1,262,522 in December 2009 to $1,581,033 for the same respective periods. Due from related parties remained essentially unchanged with $1,111,566 at December 31,2009 to $1,111,745 at March 31, 2010.

Property, plant and equipment declined from $2,688,550 at December 31, 2009 to $2,620,856 at March 31, 2010.  For the same respective periods long term inventory increased from $1,432,074 to $1,509,192 as we store more “wine base” for the future production. Liabilities decreased from December 31, 2009 to March 31, 2010 from $16,999,234 to $16,684,401. We had bank loans of $292,517 at December 31, 2009.  Amounts due to related parties were the most significant change of current liabilities increasing from $15,095,908 at December 31, 2009 to $14,814,356 at March 31, 2010, as we paid off some loans from related-parties.

Shareholder Equity

Shareholders equity for the periods ending March 31, 2010 and December 31, 2009 were $(7,188,342) and $(7,131,843) respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not employ derivative financial instruments and have no foreign exchange contracts. Our financial instruments are primarily cash and cash equivalents, but also include receivables, payables, long term debts, and short term notes. We do not try to manage risk of foreign exchange rates or engage in hedging activities.

Foreign Exchange Rates

All of our sales are in the Chinese currency, Renminbi (RMB) but our financial reporting is in U. S. dollars. We are therefore subject to the fluctuations in foreign exchange rates in our reporting requirements. While exchange rates between RMB and USD have been relatively stable, there can be no assurance that changes in foreign exchange rates will not have a material adverse impact on our financial reporting. The impact could express itself in reduced revenues and reduced or eliminated earnings, which could have a negative effect on the prices for our securities.

The balance sheet amounts with the exception of equity at March 31, 2010 were translated at 6.836 RMB to $1.00 USD as compared to 6.837 RMB at December 31, 2009. The equity accounts were stated at their historical rate.

Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the statement of changes in owners’ equity and amounted to $(453,521) and $(452,408) as of March  31, 2010 and December 31, 2009, respectively.  The average translation rates applied to income statement accounts for the three months ended March  31, 2010 and December 31, 2009 were 6.836 RMB and 6.841 RMB, respectively.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer and our Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for maintaining our disclosure controls and procedures. The controls and procedures established by us are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

To evaluate the effectiveness of our internal controls over financial reporting, we have adopted the framework prescribed by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  We believe that this framework will assist in the provision of reasonable assurance of the effectiveness and efficiency of operations, the reliability of financial reporting, and compliance with applicable laws and regulations.  In adopting the COSO framework, we maintain a control environment, perform risk assessments, carry out control activities, emphasize quality information and effective communication, and perform monitoring.  In the maintenance of a control environment, we are committed to integrity and ethical values as well as to competence.  We strive to assign authority and responsibility in a manner that supports our internal controls, and we also maintain human resources policies and procedures designed to support our internal controls.  Our risk assessments are designed to ensure the achievement of company-wide and process-level objectives as well as to identify and analyze risks while managing change.  We believe that all of these components together form a foundation for sound internal control through directed leadership, shared values and a culture that emphasizes accountability for control.

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

The Certifying Officers have also concluded, based on our evaluation of our controls and procedures that as of December 31, 2009, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements under all potential conditions. Therefore, effective internal control over financial reporting provides only reasonable, and not absolute, assurance that a restatement of our financial statements would be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in the our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

ITEM 4(T). CONTROLS AND PROCEDURES

(a) Conclusions regarding disclosure controls and procedures. Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management is responsible for establishing and maintaining adequate internal control over financial reporting.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of December 31, 2009, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Annual Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; and

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management of the issuer; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

As of the end of the period covered by the Annual Report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, internal controls over financial reporting were effective as of the end of the period covered by the Report.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

(c) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

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

We may be subject to, from time to time, various legal proceedings relating to claims arising out of our operations in the ordinary course of our business. We are not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on the business, financial condition, or results of operations of the Company.

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the following factors, which could materially affect our business, financial condition or future results. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deems to be immaterial also may materially adversely affect our business, financial condition or results of operations.

RISKS RELATED TO OUR BUSINESS

OUR AUDITORS HAVE NOTED THERE IS CERTAIN DOUBT ABOUT OUR ABILITY TO OPERATE AS A GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $17,485,512 at March 31, 2010 that includes losses of $55,383 for the three monthes ended March 31, 2010 and $597,872 for the year ended December 31, 2009.   In addition, The Company had a working capital deficiency of $13,491,305 and a shareholders' deficiency of $7,188,342 at March 31, 2010.  These factors raise substantial doubt about its ability to continue as a going concern.

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

WE HAVE HAD LOSSES FROM OPERATIONS AND ANTICIPATE TO ACHIEVE PROFIT THROUGH THE INCOME AND DECREASE THE LOSSES FOR THE FORESEEABLE FUTURE.

Since inception we have had limited revenues from operation.  Revenues for the three months ended March 31, 2010 totaled $ 490,242 as compared to $321,294 for the same period in 2009. For the three months ended March 31, 2010 we experienced a loss from operations of $(29,005) as compared to a loss of $(165,903) for the same prior in 2009. Revenues for the year ended December 31, 2009 totaled $ 1,987,659as compared to $1,143,195 for the year ended 2008. For the year ended December 31, 2009 we experienced a loss from operations of $(541,404) as compared to a loss of $(1,510,538) for the prior year. We have not achieved profitability. We expect to incur significant operating expenses and, as a result, will need to generate significant revenues to achieve profitability, which may not occur.  Even if we do achieve profitability, we may be unable to sustain or increase profitability on an ongoing basis.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None.

Transfer Agent

Our transfer agent is Guardian Registrar & Transfer, Inc. located at 7951 SW 6th Street, Suite 216, Plantation, Florida 33324.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

ITEM 6. EXHIBITS.

14.1 Code of Ethics *

31.1. Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer

31.2. Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer

32.1. Section 1350 Certifications of Chief Executive Officer

32.2. Section 1350 Certifications of Chief Financial Officer

*Previously Filed

(b) Reports on Form 8-K

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA DU KANG CO., LTD.

May  18, 2010

/s/ Wang Yong Sheng, President

---------------------------

Wang Yong Sheng

President