Form 10-Q
period 2010-06-30
CHINA DU KANG CO. LTD.
filed 2010-08-18
CIK 1472635

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

   OF 1934

For the quarterly period ended June 30, 2010

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

                [x ] YES    [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

State  the  number  of  shares outstanding of   each   of   the   issuer's classes  of common  equity,   as   of    the   latest   practicable  date: June 30, 2010:    100,113,791

Transitional Small Business Disclosure Format (check one)   Yes [ ] No [X]

Table of Contents

10-Q – China Du Kang Co., Ltd.

FORM 10-Q

PART I

FINANCIAL STATEMENTS

4

MANAGEMENT'S DISCUSSION

27

AND ANALYSIS OR PLAN OF OPERATION

QUANTITATIVE AND QUALITATIVE

30

DISCLOSURES ABOUT MARKET RISK

CONTROLS AND PROCEDURES

32

PART II

LEGAL PROCEEDINGS

33

RISK FACTORS

34

UNREGISTERED SALES OF EQUITY

40

SECURITIES AND USE OF PROCEEDS

40

DEFAULTS UPON SENIOR SECURITIES

40

EXHIBITS

41

SIGNATURES

42

PART I.

ITEM 1. FINANCIAL STATEMENTS.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

		June 30, 2010 (unaudited)		December 31, 2009
ASSETS				
Current Assets:				
Cash and cash equivalents	$	543,752	$	619,472
Others receivable		18,642		67,134
Prepaid expenses (Note 6)		301,112		506,992
Inventory (Note 7)		3,138,472		2,694,596
Due from related parties (Note 10)		1,336,545		1,111,566
Total current assets		5,338,523		4,999,760
Property, Plant and Equipment, net (Note 8)		4,523,249		4,631,698
Intangible assets, net (Note 9)		61,808		66,456
Long-term investment		1,762,477		1,755,104
Total Assets	$	11,686,057	$	11,453,018
LIABILITIES AND SHAREHOLDERS' EQUITY				
Current Liabilities:				
Bank loans (Note 14)	$	-	$	292,517
Accounts payable		1,080,918		856,270
Accrued expenses (Note 11)		158,409		92,546
Others payable		46,063		56,711
Taxes payable		250,557		198,965
Deferred revenue		781,053		329,092
Due to related parties (Note 12)		15,103,735		15,095,908
Employee security deposit		77,550		77,225
Lease liability-current		181,612		129,722
Total Current Liabilities		17,679,897		17,128,956
Long-term Liabilities:				
Lease liability-long-term		907,233		1,025,588
Total Long-term Liabilities		907,233		1,025,588
Total Liabilities		18,587,130		18,154,544
Commitments and Contingencies (Note 19)		-		-
Shareholders' Equity:				
China Du Kang Co., Ltd. Shareholders' Equity				
Preferred stock, par value $0.001, 5,000,000 shares authorized; no shares issued and outstanding as of June 30, 2010 and December 31, 2009		-		-
Common stock, par value $0.001, 250,000,000 shares authorized; 100,113,791 shares issued and outstanding as of June 30, 2010 and December 31, 2009		100,114		100,114
Additional paid-in capital		10,671,262		10,671,262
Accumulated deficit		(17,237,204)		(17,078,877)
Accumulated other comprehensive income		(450,640)		(421,776)
Total China Du Kang Co., Ltd. Shareholders' equity (deficit)		(6,916,468)		(6,729,277)
Noncontrolling Interest		15,395		27,751
Total Shareholders' Equity (Deficit)		(6,901,073)		(6,701,526)
Total Liabilities and Shareholders' Equity (Deficit)	$	11,686,057	$	11,453,018

See Notes to Consolidated Financial Statements

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2010 (unaudited)	For the Three Months Ended June 30, 2009 (unaudited)	For the Six Months Ended June 30, 2010 (unaudited)	For the Six Months Ended June 30, 2009 (unaudited)
Revenues				
Sales of Liquor	$ 248,528	$ 290,335	$ 538,932	$ 499,742
Franchise Fees	192,447	83,623	392,285	195,510
Gross Profit	440,975	373,958	931,217	695,252
Costs of Revenues				
Costs of Liquor Sold	275,651	318,401	545,902	542,438
Costs of Franchise Fees	-	-	-	-
Total Costs of Sales	275,651	318,401	545,902	542,438
Gross Profit	165,324	55,557	385,315	152,814
Operating Expenses				
Selling Expenses				
Adverting expenses	70,458	1,633	78,211	13,741
Package design	-	6	-	12,766
Promotion expenses	23,343	6,130	50,550	10,976
Travel and entertainment	1,751	2,881	2,235	17,640
Total Selling Expenses	95,552	10,650	130,996	55,123
General and administrative expenses				
Payroll	44,038	57,210	95,293	117,711
Employee benefit and pension	425	623	597	10,526
Depreciation and amortization expenses	34,495	41,823	69,084	83,368
Professional fees and consultancy fees	49,810	6,636	84,844	9,648
Office expenses	13,575	16,127	22,259	41,459
Vehicle expenses	4,198	4,670	11,281	10,099
Travel and entertainment	43,940	40,321	89,788	74,892
Other general and administrative expenses	16,736	24,429	18,459	33,004
Total General and Administrative Expense:	207,217	191,839	391,605	380,707
Total Operating Expenses	302,769	202,489	522,601	435,830
Income (Loss) from Operation	(137,445)	(146,932)	(137,286)	(283,016)
Other Income (Expenses)				
Interest income	83	263	248	750
Interest expenses	(1)	(5,157)	(1,403)	(8,518)
Other income (expense)	888	(1,163)	993	(380)
Total other income (expenses)	970	(6,057)	(162)	(8,148)
Income (Loss) before Provision for Income Tax	(136,475)	(152,989)	(137,448)	(291,164)
Provision for Income Tax	(8,058)	-	(33,304)	-
Net Income (Loss)	(144,533)	(152,989)	(170,752)	(291,164)
Less: Net income attributable to noncontrolling intere	9,348	11,493	12,425	22,140
Net Income (Loss) attributable to China Du Kang Co., Ltd.	$ (135,185)	$ (141,496)	$ (158,327)	$ (269,024)
Basic and Fully Diluted Earnings per Share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted average shares outstanding	100,113,791	100,113,791	100,113,791	100,113,791

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

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the six months ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Note 4- GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $17,237,204 at June 30, 2010 that includes losses of $158,327 for the six monthes ended June 30, 2010 and $460,263 for the year ended December 31, 2009.   In addition, The Company had a working capital deficiency of $12,341,374 and a shareholders' deficiency of $6,901,075 at June 30, 2010.  These factors raise substantial doubt about its ability to continue as a going concern.

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

Subsequent Events

The Company evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q on August 20, 2010. We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our consolidated financial statements.

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

Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the statement of changes in owners’ equity and amounted to $(450,640) and $(421,776) as of June  30, 2010 and December 31, 2009, respectively.  The balance sheet amounts with the exception of equity at June 30, 2010 were translated at 6.807 RMB to $1.00 USD as compared to 6.837 RMB at December 31, 2009. The equity accounts were stated at their historical rate.  The average translation rates applied to income statement accounts for the six months ended June  30, 2010 and  2009 were 6.835 RMB and 6.843 RMB, respectively.

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

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place in accordance with the FASB ASC 720-35, “Advertising Costs”. The advertising costs were $78,211, and $13,741 for the six months ended June 30, 2010 and 2009, respectively.

Research and Development Costs

Research and development costs relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed when incurred in accordance with the FASB ASC 730, Research and Development. Research and development costs were immaterial for the six months ended June 30, 2010 and 2009, respectively.

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

Pension and Employee Benefits

Full time employees of the PRC entities participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Company to accrue for these benefits based on certain percentages of the employees' salaries. The Management believes full time employees who have passed the probation period are entitled to such benefits.  The total provision for such employee benefits was $172 and $9,903 for the six months ended June 30, 2010 and 2009, respectively.

Government Subsidies

The Company records government grants as current liabilities upon reception.  A government subsidy revenue is recognized only when there is reasonable assurance that the Company has complied with all conditions attached to the grant.  The Company recognized government subsidy of $0 and $0 for the six months ended June 30, 2010 and 2009, respecrively.

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

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with FASB ASC 260, “Earnings Per Share” , which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There are no potentially dilutive securities outstanding (options and warrants) for the three monthes ended June 30, 2010 and 2009, respectively.

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

Note 6- PREPAID EXPENSES

Note 7- INVENTORIES

Note8-PROPERTY,PLANTANDEQUIPMENT

The following is a summary of property, plant and equipment:

		June 30, 2010 (unaudited)		December 31, 2009
Building and warehouses	$	2,999,119	$	2,963,873
Machinery and equipment		1,923,399		1,857,877
Office equipment and furniture		199,397		194,394
Motor vehicles		331,200		329,815
Leased assets		2,168,122		2,159,053
		7,621,237		7,505,012
Less: Accumulated depreciation		(3,141,793)		(2,914,467)
		4,479,444		4,590,545
Add: Construction in progress		43,805		41,153
Total	$	4,523,249	$	4,631,698

Depreciation expense charged to operations was $164,155 and $179,415 for the six months ended June 30, 2010 and 2009, respectively.

Note 9- INTANGIBLE ASSETS

Amortization expense charged to operations was $4,910 and $4,904 for the six months ended June 30, 2010 and 2009, respectively.

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

Note 14- BANK LOANS

Interest expense charged to operations for this bank loan was $18,780 for the year ended December 31, 2009. The weighted-average outstanding bank loan balance is $292,360; and the weighted-average monthly interest rate is 5.753‰. The Company paid off this loan in January 2010.

Note 15- SEGMENT REPORTING

The Company operates in two reportable business segments that are determined based upon differences in products and services. Summarized information by business segment for the six months ended June 30, 2010 and 2009 is as follows:

For the Three Months Ended June 30,				For the Six Months Ended June 30,		
		2010 (unaudited)		2009 (unaudited)		2010 (unaudited)		2009 (unaudited)
REVENUE								
Sales of Liquor	$	248,528	$	290,335	$	538,932	$	499,742
Franchise Fees		192,447		83,623		392,285		195,510
COST OF SALES								
Sales of Liquor	$	275,651	$	318,401	$	545,902	$	542,438
Franchise Fees		-		-		-		-
GROSS PROFITS								
Sales of Liquor	$	(27,123)	$	(28,066)	$	(6,970)	$	(42,696)
Franchise Fees		192,447		83,623		392,285		195,510
						June 30, 2010 (unaudited)		December 31, 2009
TOTAL ASSETS OF LIQUOR PRODUCTION AND DISTRIBUTION					$	8,016,627	$	7,582,672
TOTAL ASSETS OF BRAND NAME FRANCHISE					$	2,197,303	$	1,513,335

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES AND RESULTS OF OPERATIONS AS OF JUNE 30, 2010 AND FOR THE SIX MONTHS THEN ENDED (UNAUDITED)

We experienced a net loss of $(144,533) for the six months ended June 30, 2010 as compared to a loss of $(152,898) for the same period of 2009. Adjustments to reconcile the net loss to cash provided by operating activities included $(12,425) for minority interest for the six months ended June 30, 2010 as compared to $(22,140) for the same period of 2009. Depreciation decreased to $164,155 from $179,415 for the same respective periods. Also, amortization increased negligibly to $4,910 from $4,904.

Changes in operating assets and liabilities included an increase in others payable from $

(7,016)for the six months ended June 30, 2009 to $48,587 for the same period in 2010. Prepaid expenses increased from $(165,242) for the six month period ended June 30, 2009 to $207,214 for the same period ended June 30, 2010. Inventories for the same periods decreased from $26,819 to $(430,903). Accounts payable increased for the same periods from $(92,045) to $220,206. Accrued expenses decreased  from $71,138 to $65,224 for the respective period, as did other payables from $7,731 to $(10,845) and deferred revenue from $(60,637) to $448,855. Taxes payable for the same periods were $(926) as compared to $50,562 for the six months ended June 30, 2010. Overall, net cash used by operating activities improved from $(400,908) for the six months ended June 30, 2009 to $526,168 for the same period of 2010.

Purchase of fixed assets for the six months ended June 30, 2009 were $(34,026) as compared to $(86,845) for the same period of 2010. The payback of loans to related parties accounted for $(459,695) for the six months ended June 30, 2009 and $(219,467)for the same period of 2010. The net cash used by investing activities were $(493,721) and $(306,312) for the six months ended June 30, 2009 and 2010 respectively.

Net cash used by financing activities changed from $522,785 for the six months ended June 30, 2009 to $(347,994) for the same period of 2010. The change was attributable to loans from related parties in the period of 2009. Payback of loans from related parties went from $0at June 30, 2009 to $(55,372) for the same period of 2010. Bank loans were $292,260 for the six months ended June 30, 2009 and $0 for the same period of 2010. Payback of loans from related parties was $260,525 and $0for the same respective periods. The change in cash declined from $698,050for the six months ended June 30, 2009 to $619,472for the six months ended June 30, 2010. Cash at the end of the period for the six months ended June 30, 2009 was $308,569 and $543,752 for the same period of 2010.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2010

Revenue

Revenues continued to improve as the Company’s revised distribution plans for its products continued. For the six month period ended June 30, 2010 total revenues were $931,217 as compared to $695,252 for the same period of 2009. These include sales of liquor, which were $538,932 for the period ended June 30, 2010 and $499,742 for the same period of 2009. The largest increase was in franchise fees which improved in the period ended June 30, 2010 to $392,285 from $195,510 for the same period of 2009.

Costs of Revenues remained essentially flat for the six months ended June 30, 2010 $542,902 as compared to $542,438 for the same period of 2009.

Operating Expenses

Expenses from operations also increased as revenues improved, totalling $522,601 and $435,830 for the six months ended June 30, 2010 and June 30, 2009, respectively. The losses from operations improved from ($283,016) to ($137,286) for the six months ended June 30, 2009 and 2010, respectively.

Payroll improved from $117,711 for the period ended June 30, 2009 to $95,293 for the same period of 2010. Employee benefit and pension also declined from $10,526  at June 30, 2009 to $597for the same period of 2010. Depreciation and amortization expenses decreased from $83,368 to $69,084 for those same periods in 2010. . Increases in expenses occurred in professional and consultancy fees from $9,648 for the six month period ended June 30, 2009 to $84,8444in the same period of 2010. Office expenses also decreased from $41,459 for the six month period ended June 30, 2009 to $22,259 for the same period in 2010. Vehicle expenses for those same periods increased slightly to $11,281 from $10,099. Travel and entertainment went from $74,892 to $89,788 for the comparable periods. Other general and administrative expenses decreased from $33,004 to $18,459 for the same respective periods.Total general and administrative expenses increased slightly from $380,707 to $391,605 for the same periods.

Selling Expenses

Total selling expenses increased from $55,123  for the six months ended June 30, 2009 to $130,944 for the same period of 2010. Advertising expenses increased significantly from $13,741 to $78,211 as the Company rolled out its new distribution methods. For the respective periods, package design expenses decreased from $12,760 in the six months ended June 30, 2009 to $0 in the same period of 2010. The Company continued to increas expenses incurred in promotions, from  expenses of $10,976 for the period ended June 30, 2009 to $50,550for the same period of 2010. Travel and entertainment expense declined from $17,640 fro the six months ended June 30, 2009 to $2,235 for the same period of 2010 as the Company’s reliance on independent distributors increased.

The changes in operating expenses, both selling expenses and general and administrative expenses arose form the company’s decision to change its distribution practices in 2009 an dthe continued implementation in 2010. The company has continued to move away from its emphasis on company owned stores to a much broader network of third party resellers under distribution, licensing, franchise, or similar agreements.

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

Total assets for the periods ending December 31, 2009 and June 30, 2010 were $11,453,018and $11,686,057 respectively.  Total current assets increased  for the same periods from $4,999,760 to $5,338,523, which mostly occurred because of a increase in inventory from $2,694,596 in December 2009 to $3,138,472 for the same respective periods. There was a decrease in cash and cash equivalents from $619,472 at December 31, 2009 to $543,752 at June 30, 2010 and in prepaid expenses from $506,992 to $301,112. For the same respective periods, other receivables declined form $67,134 to $18,642. Due from related parties remained essentially unchanged with $1,111,566 at December 31,2009 to $1,336,545at June 30, 2010.

Property, plant and equipment declined slightly from $4,631,698 at December 31, 2009 to $4,523,249 at June 30, 2010.  For the same respective periods long term investment increased slightly from $1,755,104 to $1,762,477.

Total liabilities increased from December 31, 2009 to June 30, 2010 from $18,154,544 to $18,587,130. Total current liabilities increased from December 31, 2009 to June 30, 2010 from $17,128,956 to $17,679,897. Much of the change resulted from increases in deferred revenues, which was one of the larger changes, increasing from $329,092 at December 31, 2009 to $$781,053 by the end of the six month period ending June 30, 2010.

We had bank loans of $292,517 at December 31, 2009 and 0 at June 30, 2010.  Accounts payable increased from $856,270 at December 31, 2009 to $1,080,918, largely as a resul t of improved sales. Amounts due to related parties increased from $15,095,908 at December 31, 2009 to $15,103,735 at June 30, 2010, largely reflecting carrying costs. Accrued expenses increased from $92,546 to $158,409 for the same periods, asdid taxes payable from $198,965 to $250,557. Our lease liability also increased for those same periods from $129,722 to $181,612.

Shareholder Equity

Shareholders equity for the periods ending June 30, 2010 and December 31, 2009 were $(6,901,073) and $(6,729,277) respectively. Our accumulated deficit for those periods was $(17,237,204) from $(17,078,877.) Common stock remained the same at $100,114 as did paid in capital at $10,671,262.

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

The balance sheet amounts with the exception of equity at June 30, 2010 were translated at 6.836 RMB to $1.00 USD as compared to 6.837 RMB at December 31, 2009. The equity accounts were stated at their historical rate.

Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the statement of changes in owners’ equity and amounted to $(450,640,) and $(421,776) as of June 30, 2010 and December 31, 2009, respectively.  The average translation rates applied to income statement accounts for the six months ended June 30, 2010 and December 31, 2009 were 6.807 RMB and 6.843 RMB, respectively.

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

RISKS RELATED TO OUR BUSINESS

OUR AUDITORS HAVE NOTED THERE IS CERTAIN DOUBT ABOUT OUR ABILITY TO OPERATE AS A GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $17,237,204 at June 30, 2010 that includes losses of $(170,752) for the six months ended June 30, 2010 and $597,872 for the year ended December 31, 2009.   In addition, The Company had a working capital deficiency of $12,341,374and a shareholders' deficiency of $6,901,073 at June 30, 2010.  These factors raise substantial doubt about its ability to continue as a going concern.

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

WE HAVE HAD LOSSES FROM OPERATIONS AND ANTICIPATE TO ACHIEVE PROFIT THROUGH THE INCOME AND DECREASE THE LOSSES FOR THE FORESEEABLE FUTURE.

Since inception we have had losses from operation.  Revenues for the six months ended June 30, 2010 totaled $ 931,217 as compared to $695,252 for the same period in 2009. For the six months ended June 30, 2010 we experienced a loss from operations of $(137,286) as compared to a loss of $(283,016) for the same prior in 2009. Revenues for the year ended December 31, 2009 totaled $ 1,987,659 as compared to $1,143,195 for the year ended 2008. For the year ended December 31, 2009 we experienced a loss from operations of $(541,404) as compared to a loss of $(1,510,538) for the prior year. We have not achieved profitability. We expect to incur significant operating expenses and, as a result, will need to generate significant revenues to achieve profitability, which may not occur.  Even if we do achieve profitability, we may be unable to sustain or increase profitability on an ongoing basis.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None.

Transfer Agent

Our transfer agent is Island Stock Transfer, 100 Second Avenue South, Suite 705S, St. Petersburg, FL 33701. The telephone number is (727) 289-0010.

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

CHINA DU KANG CO., LTD.

August 18, 2010

/s/ Wang Yong Sheng, President

---------------------------

Wang Yong Sheng

President