Form 10-Q
period 2010-09-30
CHINA DU KANG CO. LTD.
filed 2010-11-17
CIK 1472635

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________to__________________.

Commission File No.   333-157281

CHINA DU KANG CO., LTD.

NEVADA	90-0531621
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

[X] YES      [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of  each  of  the  issuer's classes of common equity,  as  of the  latest  practicable date: September 30, 2010: 100,113,791

Transitional Small Business Disclosure Format (check one)  Yes [ ] No [X]

Table of Contents
10-Q – China Du Kang Co., Ltd.
FORM 10-Q

PART I

FINANCIAL STATEMENTS	1

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	29

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	32

CONTROLS AND PROCEDURES	32

PART II

LEGAL PROCEEDINGS	35

RISK FACTORS	36

UNREGISTERED SALES OF EQUITY	41

SECURITIES AND USE OF PROCEEDS	41

DEFAULTS UPON SENIOR SECURITIES	42

EXHIBITS	42

SIGNATURES	42

PART I.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

FINANCIAL REPORT

At September 30, 2010 and December 31, 2009 and
For the Three and Nine Months Ended September 30, 2010 and 2009

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

INDEX

PAGE

CONSOLIDATED BALANCE SHEETS	2

CONSOLIDATED STATEMENTS OF OPERATIONS	3

CONSOLIDATED STATEMENTS OF CASH FLOWS	4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	5-28

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
	2010	2009
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$776,773	$619,472
Others receivable	17,725	67,134
Prepaid expenses (Note 6)	409,536	506,992
Inventories (Note 7)	3,173,743	2,694,596
Due from related parties (Note 10)	1,549,694	1,111,566
Total current assets	5,927,471	4,999,760

Property, Plant and Equipment, net (Note 8)	4,576,956	4,631,698
Intangible assets, net (Note 9)	60,323	66,456
Long-term investment	1,791,553	1,755,104

Total Assets	$12,356,303	$11,453,018

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Bank loans (Note 14)	$746,480	$292,517
Notes Payable	28,486	-
Accounts payable	1,078,289	856,270
Accrued expenses (Note 11)	191,590	92,546
Others payable	54,293	56,711
Taxes payable	329,781	198,965
Deferred revenue	1,196,119	329,092
Due to related parties (Note 12)	14,631,408	15,095,908
Employee security deposit	43,297	77,225
Lease liability-current	148,366	129,722
Total Current Liabilities	18,448,109	17,128,956

Long-term Liabilities:
Lease liability-long-term	922,200	1,025,588
Total Long-term Liabilities	922,200	1,025,588
Total Liabilities	19,370,309	18,154,544

Commitments and Contingencies (Note 19)	-	-

Shareholders' Equity:
China Du Kang Co., Ltd. Shareholders' Equity
Preferred stock, par value $0.001, 5,000,000 shares authorized;
no shares issued and outstanding as of
September 30, 2010 and December 31, 2009	-	-
Common stock, par value $0.001, 250,000,000 shares authorized;
100,113,791 shares issued and outstanding as of
September 30, 2010 and December 31, 2009	100,114	100,114
Additional paid-in capital	10,671,262	10,671,262
Accumulated deficit	(17,226,068)	(17,078,877)
Accumulated other comprehensive income	(564,102)	(421,776)
Total China Du Kang Co., Ltd. Shareholders' equity (deficit)	(7,018,794)	(6,729,277)
Noncontrolling Interest	4,788	27,751
Total Shareholders' Equity (Deficit)	(7,014,006)	(6,701,526)
Total Liabilities and Shareholders' Equity (Deficit)	$12,356,303	$11,453,018

See Notes to Consolidated Financial Statements

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
Sales of Liquor	$296,107	$306,101	$835,039	$805,843
Franchise Fees	289,347	485,546	681,632	681,056
Gross Profit	585,454	791,647	1,516,671	1,486,899

Costs of Revenues
Costs of Liquor Sold	249,723	341,034	795,625	883,472
Costs of Franchise Fees	-	-	-	-
Total Costs of Sales	249,723	341,034	795,625	883,472

Gross Profit	335,731	450,613	721,046	603,427

Operating Expenses

Selling Expenses
Adverting expenses	26,662	17,170	104,873	30,911
Package design	-	-	-	12,766
Promotion expenses	28,715	14,171	79,265	25,147
Travel and entertainment	1,665	2,822	3,900	20,462
Total Selling Expenses	57,042	34,163	188,038	89,286

General and administrative expenses
Payroll	48,833	49,726	144,126	167,437
Employee benefit and pension	2,675	4,846	3,272	15,372
Depreciation and amortization expenses	34,786	33,749	103,870	117,117
Professional fees and consultancy fees	2,796	-	87,640	9,648
Office expenses	20,413	5,507	42,672	46,966
Vehicle expenses	16,408	12,467	27,689	22,566
Travel and entertainment	55,998	27,100	145,786	101,992
Other general and administrative expenses	15,221	11,504	33,680	44,508
Total General and Administrative Expenses	197,130	144,899	588,735	525,606

Total Operating Expenses	254,172	179,062	776,773	614,892

Income (Loss) from Operation	81,559	271,551	(55,727)	(11,465)

Other Income (Expenses)
Interest income	555	304	803	1,054
Interest expenses	(14,285)	(5,156)	(15,688)	(13,674)
Other income (expense)	(13,178)	7,011	(12,185)	6,631
Total other income (expenses)	(26,908)	2,159	(27,070)	(5,989)

Income (Loss) before Provision for Income Tax	54,651	273,710	(82,797)	(17,454)

Provision for Income Tax	(54,221)	(92,198)	(87,525)	(92,198)

Net Income (Loss)	430	181,512	(170,322)	(109,652)

Less: Net income attributable to noncontrolling interest	10,706	(315)	23,131	21,825

Net Income (Loss) attributable to
China Du Kang Co., Ltd.	$11,136	$181,197	$(147,191)	$(87,827)

Basic and Fully Diluted Earnings per Share	$0.00	$0.00	$(0.00)	$(0.00)

Weighted average shares outstanding	100,113,791	100,113,791	100,113,791	100,113,791

See Notes to Consolidated Financial Statements

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2010	2009
	(unaudited)	(unaudited)
Operating Activities

Net income (loss)	$(147,191)	$(87,827)
Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:
Minority interest	(23,131)	(21,825)
Depreciation	249,801	259,220
Amortization	7,384	7,355
Changes in operating assets and liabilities:
(Increase)/Decrease in accounts payable
(Increase)/Decrease in others payable	49,921	(67,719)
(Increase)/Decrease in prepaid expenses	106,111	(102,023)
(Increase)/Decrease in inventories	(415,844)	70,885
Increase/(Decrease) in accounts payable	200,692	(66,179)
Increase/(Decrease) in accrued expenses	95,437	98,530
Increase/(Decrease) in other payable	24,459	9,506
Increase/(Decrease) in taxes payable	124,485	122,514
Increase/(Decrease) in deferred revenue	845,264	(11,545)
Increase/(Decrease) in employee security deposit	(34,915)	(1,836)
Increase/(Decrease) in lease liabilities	(106,850)	(109,651)
Net cash provided (used) by operating activities	975,623	99,405

Investing Activities

Purchase of fixed assets	(175,166)	(72,534)
Loans to related parties	(407,841)	(325,736)
Net cash (used) by investing activities	(583,007)	(398,270)

Financing Activities

Bank loans	440,115	291,983
Payback of loans from related parties	(764,496)	(46,657)
Net cash provided (used) by financing activities	(324,381)	245,326

Increase (decrease) in cash	68,235	(53,539)
Effects of exchange rates on cash	89,066	(37,820)
Cash at beginning of period	619,472	698,050
Cash at end of period	$776,773	$606,691

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$15,688	$13,674
Income taxes	$-	$-

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

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the three and six months ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2-	ORGANIZATION AND BUSINESS BACKGROUND (continued)

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

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2-	ORGANIZATION AND OPERATIONS (continued)

Baishui Dukang and Brand Management are the two of these affiliated companies that are engaged in business operations.  Du Kang, Merit, Huitong, and Xidenghui are holding companies, whose business is to hold an equity ownership interest in Baishui Dukang and Brand Management.   All these affiliated companies are hereafter referred to as the "Company".  Currently, the Company is principally engaged in the business of production and distribution of distilled spirit with the brand name of “Baishui Dukang”. The Company also franchises the brand name to other liquor manufacture.  The Company's structure is summarized in the following chart.

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

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2-	ORGANIZATION AND OPERATIONS (continued)

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

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $17,226,068 at September 30, 2010 that includes losses of $170,322 for the nine months ended September  30, 2010 and $460,263 for the year ended December 31, 2009.  In addition, The Company had a working capital deficiency of $12,520,638 and a shareholders' deficiency of $7,014,006 at September  30, 2010.  These factors raise substantial doubt about its ability to continue as a going concern.

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

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Subsequent Events

The Company evaluated subsequent events through the date of issuance of these financial statements. We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our consolidated financial statements.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5-	SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the statement of changes in owners’ equity and amounted to $(564,102) and $(421,776) as of September  30, 2010 and December 31, 2009, respectively.  The balance sheet amounts with the exception of equity at September 30, 2010 were translated at 6.698 RMB to $1.00 USD as compared to 6.837 RMB at December 31, 2009. The equity accounts were stated at their historical rate.  The average translation rates applied to income statement accounts for the nine months ended September 30, 2010 and  2009 were 6.816 RMB and 6.843 RMB, respectively.

Statement of Cash Flows

In accordance with FASB ASC 830-230, “Statement of Cash Flows”, cash flows from the Company’s operations is calculated based upon the functional currency.  As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5-	SIGNIFICANT ACCOUNTING POLICIES (continued)

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

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5-	SIGNIFICANT ACCOUNTING POLICIES (continued)

Deferred Revenue

Deferred revenue consists of prepayments to the Company for products that have not yet been delivered to the customers and franchise fees received upfront for services have not yet been rendered and accepted.  Payments received prior to satisfying the Company’s revenue recognition criteria are recorded as deferred revenue.

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

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5-	SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories

Inventories are stated at the lower of cost or market value. Actual cost is used to value raw materials and supplies. Finished goods and work-in-progress are valued on the weighted-average-cost method. Elements of costs in finished good and work-in-progress include raw materials, direct labor, and manufacturing overhead.

Baishui Dukang, one of our subsidiaries, is engaged in the distillery business.  Pursuant to the production requirement, all spirits that are newly distilled from sorghum, so call “liquor base”, must be barrel-aged for several years, so we bottle and sell only a portion of our liquor base inventory each year.  We classify barreled liquor base as work-in-progress. Following industry practice, we classify all barreled liquor base as a current asset.

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

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets without residual value. The percentages or depreciable life applied are:

	Building and warehouses	20 years
	Machinery and equipment	7-10 years
	Office equipment and furniture	5 years
	Motor vehicles	5 years
	Leased assets	Lease duration

Intangible Assets

Intangible assets are carried at cost.  Amortization is calculated on a straight-line basis over the estimated useful life of the assets without residual value.  The percentages or amortizable life applied are:

	Land use right	50 years
	Trade Mark	10 years

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5-	SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Long-term Investment

On March 1, 2006, Xidenghui executed an investment agreement with Shaanxi Yichuan Nature Park Co., Inc., pursuant to which, Xidenghui agreed to invest cash of $1,596,254 (RMB 12,000,000) to establish a joint-venture named Shaanxi Yellow-river Wetlands Park Co., Ltd., and owns 7.9% equity ownership interest therein. Shaanxi Yellow-river Wetlands Park Co., Ltd. is engaged in the business of recreation and entertainment.

Xidenghui finished the investment contribution in September 2007.  As the project is currently ongoing, the Management believes the amount invested approximates the fair value and uses the cost method to record the investment.

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place in accordance with the FASB ASC 720-35, “Advertising Costs”. The advertising costs were $104,873, and  $30,911 for the nine months ended September 30, 2010 and 2009, respectively.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5-	SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and Development Costs

Research and development costs relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed when incurred in accordance with the FASB ASC 730, Research and Development. Research and development costs were immaterial for the six months ended September 30, 2010 and 2009, respectively.

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

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5-	SIGNIFICANT ACCOUNTING POLICIES (continued)

Lease

On March 4, 2002, Baishui Dukang signed a lease agreement with Shaanxi Sanjiu Dukang Liquor Production Co., Ltd ("Sanjiu"), pursuant to which Baishui Dukang agreed to lease the liquor production facility of Sanjiu, including all the fixed assets and the piece of land that the fixed assets attached, for a period of 20 years, which was latterly extended to 30 year. On February 3, 2005, Sanjiu was acquired by Shannxi Baishui Dukang Liquor Development Co., Ltd, an affiliate of the Company. On April 30, 2005, Baishui Dukang signed a complementary lease agreement with Shannxi Baishui Dukang Liquor Development Co., Ltd, pursuant to which Baishui Dukang agreed to continue to lease the liquor production facility for the rest of the original 30-year period. Baishui Dukang also agreed to pay $362,450 (RMB 3,000,000) to the local government to continue the lease and to absorb the pension and unemployment insurance expenses of Sanjiu's original employees. All the pension and unemployment insurance payments were to be made directly to the local China Social Security Administration to satisfy all of the pension and unemployment insurance expenses that were required in connection with the original Sanjiu employees.

Pursuant to the lease agreement, Baishui Dukang is required to absorb the pension and unemployment insurance expenses of Sanjiu's original employees until they all reach their retirement age.  Pursuant to the applicable laws in PRC, male employees retire when they reach 60 years old, while female employees retire when they reach 55 years old. Accordingly, Sanjiu’s original employees will gradually retire until Year 2032.  The pension and unemployment insurance expenses are based on a certain percentage of the employees’ gross payroll. The percentage may be changed as the applicable law is amended.  In practice, the expenses can be based on the local average salary published by the local government.  Over the life of the lease, the Management anticipates the percentage will remain the same while the local average salary will increase 4% annually.  The number of employees that we need to absorb their pension and unemployment insurance expenses will gradually decrease as Sanjiu’s original employees reach their retirement ages.  To the best of our estimation, we anticipate the future payment for pension and unemployment insurance expenses for Sanjiu’s original employees as rental payment follows:

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5-	SIGNIFICANT ACCOUNTING POLICIES (continued)

Lease (continued)

Estimated Pension and Unemployment Insurance Expenses

	Pension Insurance Expense					Unemployment Insurance Expense					Total		Present Value as of December 31, 2009 (the incremental interest rate is 8%)
											USD$1.00=RMB¥6.83720 @12/31/2009
Year	Province average salary (RMB)	Annual increase rate	746480	No. of employees	Estimated pension insurance expense (RMB)	City average salary (RMB)	Annual increase rate	Percentage	No. of employees	Estimated pension insurance expense	(RMB)	(USD)	(RMB)	(USD)

2009	13,254	4%	20%	325	861,494	10,558	4%	2.50%	325	85,784	947,279	138,548
2010	13,784	4%	20%	316	871,143	10,980	4%	2.50%	316	86,745	957,888	140,100	886,934	129,722
2011	14,335	4%	20%	309	885,919	11,420	4%	2.50%	309	88,217	974,136	142,476	835,165	122,150
2012	14,909	4%	20%	301	897,502	11,876	4%	2.50%	301	89,370	986,872	144,339	783,411	114,581
2013	15,505	4%	20%	282	874,483	12,351	4%	2.50%	282	87,078	961,561	140,637	706,776	103,372
2014	16,125	4%	20%	268	864,312	12,846	4%	2.50%	268	86,065	950,377	139,001	646,811	94,602
2015	16,770	4%	20%	258	865,344	13,359	4%	2.50%	258	86,168	951,512	139,167	599,614	87,699
2016	17,441	4%	20%	244	851,123	13,894	4%	2.50%	244	84,752	935,875	136,880	546,074	79,868
2017	18,139	4%	20%	228	827,124	14,449	4%	2.50%	228	82,362	909,486	133,020	491,367	71,867
2018	18,864	4%	20%	215	811,162	15,027	4%	2.50%	215	80,772	891,935	130,453	446,189	65,259
2019	19,619	4%	20%	199	780,828	15,629	4%	2.50%	199	77,752	858,580	125,575	397,689	58,165
2020	20,404	4%	20%	173	705,963	16,254	4%	2.50%	173	70,297	776,260	113,535	332,925	48,693
2021	21,220	4%	20%	148	628,103	16,904	4%	2.50%	148	62,544	690,647	101,013	274,265	40,114
2022	22,068	4%	20%	135	595,849	17,580	4%	2.50%	135	59,332	655,182	95,826	240,909	35,235
2023	22,951	4%	20%	113	518,698	18,283	4%	2.50%	113	51,650	570,348	83,418	194,181	28,401
2024	23,869	4%	20%	102	486,933	19,015	4%	2.50%	102	48,487	535,420	78,310	168,787	24,687
2025	24,824	4%	20%	77	382,290	19,775	4%	2.50%	77	38,067	420,357	61,481	122,698	17,946
2026	25,817	4%	20%	52	268,497	20,566	4%	2.50%	52	26,736	295,233	43,180	79,792	11,670
2027	26,850	4%	20%	41	220,167	21,389	4%	2.50%	41	21,923	242,091	35,408	60,583	8,861
2028	27,924	4%	20%	25	139,618	22,244	4%	2.50%	25	13,903	153,521	22,454	35,573	5,203
2029	29,041	4%	20%	18	104,546	23,134	4%	2.50%	18	10,410	114,957	16,813	24,664	3,607
2030	30,202	4%	20%	12	72,485	24,059	4%	2.50%	12	7,218	79,703	11,657	15,834	2,316
2031	31,410	4%	20%	6	37,692	25,022	4%	2.50%	6	3,753	41,446	6,062	7,624	1,115
2032	32,667	4%	20%	1	6,533	26,023	4%	2.50%	1	651	7,184	1,051	1,224	179
Total					12,696,318					1,264,252	13,960,570	2,180,403	7,899,087	1,155,310

We consolidate Sanjiu into our consolidated financial statement based on FASB ASC 810-10-25 (FIN 46R). Since Sanjiu had ceased operation when we executed the lease agreement, we will consolidate the leased assets and the lease payment obligation, including the $362,450 (RMB 3,000,000) paid directly to the local government and the payments that were to be made directly to the local China Social Security Administration to satisfy all of the pension and unemployment insurance payments that were required in connection with the original Sanjiu employees in our consolidated financial statements.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5-	SIGNIFICANT ACCOUNTING POLICIES (continued)

Pension and Employee Benefits

Full time employees of the PRC entities participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Company to accrue for these benefits based on certain percentages of the employees' salaries. The Management believes full time employees who have passed the probation period are entitled to such benefits.  The total provisions for such employee benefits was $3,272 and $15,372 for the nine months ended September 30, 2010 and 2009, respectively.

Government Subsidies

The Company records government grants as current liabilities upon reception.   A government subsidy revenue is recognized only when there is reasonable assurance that the Company has complied with all conditions attached to the grant.  The Company recognized government subsidy of $0 and $0 for the nine months ended September 30, 2010 and 2009, respectively.

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

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5-	SIGNIFICANT ACCOUNTING POLICIES (continued)

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

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5-	SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with FASB ASC 260, “Earnings Per Share” , which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There are no potentially dilutive securities outstanding (options and warrants) for the nine months ended September 30, 2010 and 2009, respectively.

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

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5-	SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board ("FASB") issued amendments to the disclosure requirements about the credit quality of financing receivables and the allowance for credit losses. The purpose of the additional disclosures is to enable users of financial statements to better understand the nature of credit risk inherent in an entity’s portfolio of financing receivables and how that risk is analyzed. For end of period balances, the new disclosures are required to be made in all interim and annual periods ending on or after December 15, 2010. For activity during a reporting period, the disclosures are required to be made in all interim and annual periods after January 1, 2011. The Management does not expect these changes will have a material impact on  the Company’s financial position and results of operations as this guidance only relates to additional disclosures.

In January 2010, the FASB issued additional disclosure requirements for fair value measurements. The guidance requires previous fair value hierarchy disclosures to be further disaggregated by class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. In addition, significant transfers between Levels 1 and 2 of the fair value hierarchy are required to be disclosed. These additional requirements became effective January 1, 2010 for quarterly and annual reporting.  The  adoption of this new guidance did not have a material effect on the Company’s financial position and results of operations. In addition, the fair value disclosure amendments also require more detailed disclosures of the changes in Level 3 instruments. These changes will be effective January 1, 2011 and the Management does not expect the  adoption of this new guidance will have a material effect on the Company’s financial position and results of operations.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions.  The ASU is effective beginning January 1, 2011. The Management does not expect the  adoption of this new guidance will have a material effect on the Company’s financial position and results of operations.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5-	SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force, that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the ASU, the following components would be excluded from the scope of software revenue recognition guidance:  the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). The ASU is effective beginning January 1, 2011. The Management does not expect the  adoption of this new guidance will have a material effect on the Company’s financial position and results of operations.

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

In June 2009, the FASB amended its guidance on accounting for variable interest entities ("VIE").  Among other things, the new guidance requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE; requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE; enhances disclosures about an enterprise's involvement with a VIE; and amends certain guidance for determining whether an entity is a VIE. Under the new guidance, a VIE must be consolidated if the enterprise has both (a) the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.   This new guidance will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, and for interim periods within that first annual reporting period.  Earlier application is prohibited. The  adoption of this new guidance did not have a material effect on the Company’s financial position and results of operations.

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

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6-	PREPAID EXPENSES

	Prepaid expenses consist of the following:
		September 30,	December 31,
		2010	2009
		(unaudited)

	Machinery and parts	$5,136	$-
	Raw materials and supplies	30,818	285,106
	Packing and supply materials	370,424	221,842
	Office expenses	3,158	44
	Total	$409,536	$506,992

Note 7-	INVENTORIES

	Inventory-short-term consist of following:
		September 30,	December 31,
		2010	2009
		(unaudited)

	Finished goods	$841,694	$769,619
	Work-in-progress	2,080,912	1,789,276
	Raw materials	49,851	51,910
	Supplies and packing materials	201,286	83,791
		$3,173,743	$2,694,596

Note 8-	PROPERTY, PLANT AND EQUIPMENT

	The following is a summary of property, plant and equipment:
		September 30,	December 31,
		2010	2009
		(unaudited)

	Building and warehouses	$3,130,197	$2,963,873
	Machinery and equipment	1,955,131	1,857,877
	Office equipment and furniture	181,662	194,394
	Motor vehicles	336,665	329,815
	Leased assets	2,224,917	2,159,053
		7,828,572	7,505,012

	Less: Accumulated depreciation	(3,304,181)	(2,914,467)
		4,524,391	4,590,545

	Add: Construction in progress	52,565	41,153

	Total	$4,576,956	$4,631,698

Depreciation expense charged to operations was $249,801 and $259,220 for the nine months ended September 30, 2010 and 2009, respectively.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9-	INTANGIBLE ASSETS

	The following is a summary of intangible assets, less amortization:

			September 30,	December 31,
			2010	2009
			(unaudited)
	746480
	Land use right		$-	$58,616
	Trade Mark of "Xidenghui"		91,817	65,816
	Trade Mark of "Baishui Du Kang"		59,834	24,133
	Total intangible assets		151,651	148,565

	Less: Accumulated amortization		(91,328)	(82,109)

	Total intangible assets, net		$60,323	$66,456

	Amortization expense charged to operations was $7,384 and $7,355 for the nine months ended September 30, 2010 and 2009, respectively.

Note 10-	DUE FROM RELATED PARTIES

	Due from related parties consists of the following:

			September 30,	December 31,
	Name of Related Party	Description	2010	2009
			(unaudited)

		Non-consolidated
	Shaanxi Yellow-river Wetlands Park Co., Ltd.	subsidiary	$1,168,989	$738,606
	Shaanxi Gurong Agriculture Development Co., Ltd.	Affiliate	380,705	372,960
	Total		$1,549,694	$1,111,566

Note 11-	ACCRUED EXPENSES

	Accrued expenses consist of the following:

			September 30,	December 31,
			2010	2009
			(unaudited)

	Accrued payroll		$20,904	$27,357
	Accrued employee benefits		58,990	60,490
	Accrued rental expense		107,493	-
	Accrued office expenses		4,203	4,699
	Total		$191,590	$92,546

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12-	DUE TO RELATED PARTIES

Due to related parties consists of the following:

		September 30,	December 31,
Name of Related Party	Description	2010	2009
		(unaudited)

Shaanxi Dukang Group Co., Ltd.	Affiliate	$670,330	$588,857
Shaanxi Zhongke Spaceflight Agriculture Development Stock Co., Ltd.	Affiliate	19,310	33,543
Shaanxi Baishui Dukang Marketing Management Co., Ltd.	Affiliate	13,134	12,867
Shaanxi Baishui Dukang Commercial and Trade Co., Ltd.	Affiliate	73,706	72,206
Shaanxi Baishui Dukang Spirits Industry Development Co., Ltd.	Affiliate	854,154	1,268,456
Shaanxi Baishui Dukang Trade Co., Ltd.	Affiliate	298,184	162,074
Shanxi Lantian Fuping Investment Co., Ltd.	Affiliate	298,592	292,517
Shanxi Baishui Shiye Co., Ltd.	Affiliate	77,424
Mr. Hongjun Zhang	Shareholder	2,791,260	3,189,801
Mr. Guoqi Diao	Prior director of Xidenghui	401,245	393,082
Ms. Ping Li	Secretary of the Board	594,989	582,884
Mr. Pingjun Nie	Shareholder	4,467,720	4,391,159
Ms. Hong Ge	Prior director of Xidenghui	270,144	264,648
Mr.Hailong Tian	Prior director of Xidenghui	2,825,018	2,767,544
Ms. Ming Chen	Shareholder	180,037	296,307
Mr. Shengli Wang	Prior director of Xidenghui	796,161	779,963
Total		$14,631,408	$15,095,908

Note 13-	SALES OF LIQUOR TO RELATED PARTY

The Company generally sells liquor to liquor distributors. Some of these liquor distributors are our affiliates, which are directly or indirectly, beneficially and in the aggregate, majority-owned and controlled by directors and principal shareholders of the Company. The amount sold to these affiliates follows:

		For the Three Months Ended		For the Nine Months Ended
		September 30,		September 30,
Name of Related Party	Description	2010	2009	2010	2009
		(unaudited)	(unaudited)	(unaudited)	(unaudited)

Shaanxi Dukang Group Co., Ltd.	Affiliate	$187,108	$287,995	$628,670	$424,622
Shaanxi Baishui Dukang Marketing Management Co., Ltd.	Affiliate	-	-	-	74,981
Shaanxi Baishui Dukang Commercial and Trade Co., Ltd.	Affiliate	-	-	-	1,525
Shaanxi Baishui Dukang Spirits Industry Development Co., Ltd.	Affiliate	-	-	-	124,330
Shaanxi Baishui Dukang Trade Co., Ltd.	Affiliate	-	29,142	58,879	66,539
Shanxi Baishui Shiye Co., Ltd.	Affiliate	46,757	-	73,126	-
		$187,108	$317,137	$760,675	$691,997

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14-	BANK LOANS

	Bank loan consists of the following as of September 30, 2010:
		Loan		Annual	Guaranteed
	Financial Institutions	Amount	Duration	Interest Rate	By
	Baishui Branch of Agriculture Bank of China	$746,480	08/02/2010-08/01/2011	6.372%	Buildings
	Total	$746,480

	Interest expense charged to operations for this bank loan was $15,688 for the nine months ended September 30, 2009. The weighted-average outstanding bank loan balance is $165,885; and the weighted-average monthly interest rate is 5.31%.

Bank loan consists of the following as of September 30, 2009:
	Loan		Monthly	Guaranteed
Financial Institutions	Amount	Duration	Interest Rate	By
Baishui Branch of Agriculture Bank of China	$292,360	01/20/2009-01/19/2010	5.753%	Liquor Base
Total	$292,360

Interest expense charged to operations for this bank loan was $13,674 for the nine months ended September 31, 2009. The weighted-average outstanding bank loan balance is $292,360; and the weighted-average monthly interest rate is 5.753%. The Company paid off this loan in January 2010.

Note 15-	SEGMENT REPORTING

The Company operates in two reportable business segments that are determined based upon differences in products and services. Summarized information by business segment for the nine months ended September 30, 2010 and 2009 is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE
Sales of Liquor	$296,107	$306,101	$835,039	$805,843
Franchise Fees	289,347	485,546	681,632	681,056

COST OF SALES
Sales of Liquor	$249,723	$341,034	$795,625	$883,472
Franchise Fees	-	-	-	-

GROSS PROFITS
Sales of Liquor	$46,384	$(34,933)	$39,414	$(77,629)
Franchise Fees	289,347	485,546	681,632	681,056

			September 30,	December 31,
			2010	2009
			(unaudited)

TOTAL ASSETS OF LIQUOR PRODUCTION AND DISTRIBUTION			$8,730,920	$7,582,672

TOTAL ASSETS OF BRAND NAME FRANCHISE			$2,829,743	$1,513,335

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15-	SEGMENT REPORTING (continued)

Major Customers

There were five major customers who made sales approximately 5% or more of the Company’s total sales as summarized in the following:

		For the Nine Months Ended September 30,
	#	2010		2009
		(unaudited)		(unaudited)
Major			Percentage of		Percentage of
Customer		Revenue	Total Revenue	Revenue	Total Revenue
Shaanxi Dukang Group Co., Ltd.		$628,670	41.45%	$424,622	28.56%
Shaanxi Baishui Dukang Spirits Industry Development Co., Ltd.		-	-	124,330	8.36%
Shaanxi HuangMaJia Wuliu Co., LTD		-	-	122,694	8.25%
Shaanxi Baishui Dukang Marketing Management Co., Ltd.		-	-	74,981	5.04%
Shaanxi Baishui Dukang Trade Co., Ltd.		58,879	2.96%	66,539	4.48%
Total		$687,549	44.41%	$813,166	54.69%

Major Suppliers

There were thirteen major customers who made sales approximately 5% or more of the Company’s total sales as summarized in the following:

	For the Nine Months Ended September 30,
	2010		2009
	(unaudited)		(unaudited)
Major		Percentage of		Percentage of
Suppliers	Purchase	Total Purchase	Purchase	Total Purchase
Wenxi Hengye Glass Co., Ltd.	$-	-	$45,147	12.64%
Sichuan Yibingong Mould Factory Co., Ltd.	-	-	24,568	6.88%
Shanxi Lantian Packing Co., Ltd.	-	-	23,136	6.48%
Weinan Haixin Packing Co., Ltd.	-	-	21,419	6.00%
Weinan Environmental Protection Technology Industrial Company	-	-	20,901	5.85%
Shandong Yuncheng Zhenghua Glass Co., Ltd.	-	-	16,796	5.00%
Hunan Xinshiji Taochi Co., Ltd.	99,740	18.95%	-	-
Wuhan Huaruiyang Stainless Co., Ltd.	59,984	11.39%	-	-
Hunan Fengling Liangyou China Co., Ltd.	47,533	9.03%	-	-
Shanxi Wenxiyingfa Glass Co., Ltd.	46,760	8.88%	58,449	16.37%
Mr. Liu, Zhiming	44,789	8.51%	-	-
Weinan Economic Development Construction and Installation Company	41,094	7.81%
Yuncheng Aofeng Glass Co., Ltd.	28,683	5.45%	44,149	12.37%
Total	$368,583	70.02%	$254,565	71.59%

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16-	STATEMENT OF CONSOLIDATED COMPRESENTATIVE INCOME

		For the Three Months Ended		For the Nine Months Ended
		September 30,		September 30,
		2010	2009	2010	2009
		(unaudited)	(unaudited)	(unaudited)	(unaudited)

	Net income	$430	$181,512	$(170,322)	$(109,652)
	Other comprehensive income, net of tax:
	Effects of foreign currency conversion	(113,363)	(55)	(142,158)	(8,460)
	Total other comprehensive, not of tax	(113,363)	(55)	(142,158)	(8,460)
	Comprehensive income	(112,933)	181,457	(312,480)	(118,112)
	Comprehensive income attributable to
	the noncontrolling interest	(10,607)	314	(22,963)	(21,705)
	Comprehensive income attributable to
	China Du Kang Co., Ltd.	$(102,326)	$181,143	$(289,517)	$(96,407)

Note 19-	COMMITMENTS AND CONTINGENCIES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES AND RESULTS OF OPERATIONS AS OF SEPTEMBER 30, 2010 AND FOR THE SIX MONTHS THEN ENDED (UNAUDITED)

We experienced a net loss of $(170,322) for the nine months ended September 30, 2010 as compared to a loss of $(109,652) for the same period of 2009. Adjustments to reconcile the net loss to cash provided by operating activities included $(23,131) for minority interest for the nine months ended September 30, 2010 as compared to $(21,825) for the same period of 2009. Depreciation decreased to $249,801 from $259,220 for the same respective periods. Also, amortization increased negligibly to $7,384 from $7,355.

Changes in operating assets and liabilities included an increase in others payable from $(67,713)for the nine months ended September 30, 2009 to $49,921 for the same period in 2010. Prepaid expenses increased from $(102,023) for the nine month period ended September 30, 2009 to $106,111 for the same period ended September 30, 2010. Inventories for the same periods decreased from $70,885 to $(415,844). Accounts payable increased for the same periods from $(66,179) to $200,926. Accrued expenses decreased  from $98,530 to $95,437 for the respective period. Other payables increased from $9,506 to $24,459and deferred revenue from $(11,545) to $845,264. Taxes payable for the same periods were $122,514as compared to $124,485 for the nine months ended September 30, 2010. Lease liabilities improved slightly from $(109,651) at September 30, 2009 to $(106,850) for the same period of 2010. Overall, net cash used by operating activities improved from $99,405for the nine months ended September 30, 2009 to $975,623 for the same period of 2010.

Purchase of fixed assets for the nine months ended September 30, 2009 were $(72,534) as compared to $(175,166) for the same period of 2010. The payback of loans to related parties accounted for $(325,736) for the nine months ended September 30, 2009 and $(407,841)for the same period of 2010. The net cash used by investing activities were $(398,270) and $(583,007) for the nine months ended September 30, 2009 and 2010 respectively.

Net cash used by financing activities changed from $245,326 for the nine months ended September 30, 2009 to $(324,381) for the same period of 2010. Payback of loans from related parties went from $(46,657)at September 30, 2009 to $(764,496) for the same period of 2010. Bank loans were $291,983 for the nine months ended September 30, 2009 and $440,115 for the same period of 2010. The change in cash declined from $606,691 for the nine months ended September 30, 2009 to $619,472 for the nine months ended September 30, 2010. Cash at the end of the period for the nine months ended September 30, 2009 was $606,691 and $776,773 for the same period of 2010.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

Revenue

Revenues continued to improve as the Company’s revised distribution plans for its products continued. For the nine month period ended September 30, 2010 total revenues were $1,516,671 as compared to $1,486,899 for the same period of 2009. These include sales of liquor, which were $835,039 for the period ended September 30, 2010 and $805,843 for the same period of 2009. Franchise fees improved slightly in the period ended September 30, 2010 to $681,632 from $681,056for the same period of 2009. We experienced a net loss from operations of $(55,727) for the nine months ended September 30, 2010 as compared to a loss from operations of $(11,465) for the same period of 2009.

Costs of Revenues increased for the nine months ended September 30, 2010 to  $721,046 as compared to $603,427 for the same period of 2009.

Operating Expenses

Expenses from operations also increased, totalling $776,773 and $614,892 for the nine months ended September 30, 2010 and September 30, 2009, respectively. The losses from operations changed from ($11,465) to ($55,727) for the nine months ended September 30, 2009 and 2010, respectively.

Payroll improved from $167,437 for the period ended September 30, 2009 to $144,126 for the same period of 2010. Employee benefit and pension also declined from $15,372  at September 30, 2009 to $3,272 for the same period of 2010. Depreciation and amortization expenses decreased from $117,117 to $103,870 for those same periods in 2010.  Increases in expenses occurred in professional and consultancy fees from $9,648 for the nine month period ended September 30, 2009 to $87,640 in the same period of 2010. Office expenses also decreased from $46,966 for the nine month period ended September 30, 2009 to $42,672 for the same period in 2010. Vehicle expenses for those same periods increased slightly to $27,689 from $22,566. Travel and entertainment went from $101,992to $145,786 for the comparable periods. Other general and administrative expenses decreased from $44,508 to $33,680 for the same respective periods. Total general and administrative expenses increased slightly from $525,606 to $588,735 for the same periods.

Selling Expenses

Total selling expenses increased from $89,286  for the nine months ended September 30, 2009 to $188,038 for the same period of 2010. Advertising expenses increased significantly from $30,911 to $104,873 as the Company rolled out its new distribution methods. For the respective periods, package design expenses decreased from $12,760 in the nine months ended September 30, 2009 to $0 in the same period of 2010. The Company continued to increase expenses incurred in promotions, from  expenses of $25,147 for the period ended September 30, 2009 to $75,265 for the same period of 2010. Travel and entertainment expense declined from $20,462 for the nine months ended September 30, 2009 to $3,900 for the same period of 2010 as the Company’s reliance on independent distributors increased.

The changes in operating expenses, both selling expenses and general and administrative expenses arose from the company’s decision to change its distribution practices in 2009 and the continued implementation in 2010. The company has continued to move away from its emphasis on company owned stores to a much broader network of third party resellers under distribution, licensing, franchise, or similar agreements.

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

Total assets for the periods ending December 31, 2009 and September 30, 2010 were $11,453,018 and $12,356,303 respectively.  Total current assets increased for the same periods from $4,999,760 to $5,927,471, which mostly occurred because of a increase in inventory from $2,694,596 in December 2009 to $3,173,743 for the same respective periods. There was an increase in cash and cash equivalents from $619,472 at December 31, 2009 to $776,773 at September 30, 2010 and in prepaid expenses from $506,992 to $409,536. For the same respective periods, other receivables declined from $67,134 to $17,725. Due from related parties remained essentially unchanged with $1,111,566 at December 31,2009 to $1,549,694 at September 30, 2010.

Property, plant and equipment declined slightly from $4,631,698 at December 31, 2009 to $4,576,956 at September 30, 2010.  For the same respective periods long term investment increased slightly from $1,755,104 to $1,791,553.

Total liabilities increased from December 31, 2009 to September 30, 2010 from $4,631,698 to $4,576,956. Total current liabilities increased from December 31, 2009 to September 30, 2010 from $17,128,956 to $18,488,109. Much of the change resulted from increases in deferred revenues, which was one of the larger changes, increasing from $329,092 at December 31, 2009 to $1,196,119 by the end of the nine month period ending September 30, 2010.

We had bank loans of $292,517 at December 31, 2009 and $746,480 at September 30, 2010.  Accounts payable increased from $856,270 at December 31, 2009 to $1,078,289, largely as a result of improved sales. Amounts due to related parties increased from $15,095,908 at December 31, 2009 to $14,631,408 at September 30, 2010, largely reflecting carrying costs. Accrued expenses increased from $92,546 to $191,590 for the same periods, as did taxes payable from $198,965 to $329,781. Our lease liability also increased for those same periods from $129,722 to $148,366.

Shareholder Equity

The deficit for shareholders equity for the periods ending September 30, 2010 and December 31, 2009 were $(7,018,794) and $(6,729,277) respectively. Our accumulated deficit for those periods was $(117,226,068) from $(17,078,877.) Common stock remained the same at $100,114 as did paid in capital at $10,671,262.

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

The balance sheet amounts with the exception of equity at September 30, 2010 were translated at 6.836 RMB to $1.00 USD as compared to 6.837 RMB at December 31, 2009. The equity accounts were stated at their historical rate.

Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the statement of changes in owners’ equity and amounted to $(450,640,) and $(421,776) as of September 30, 2010 and December 31, 2009, respectively.  The average translation rates applied to income statement accounts for the nine months ended September 30, 2010 and December 31, 2009 were 6.807 RMB and 6.843 RMB, respectively.

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

ITEM 4(T).CONTROLS AND PROCEDURES

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

PART II

ITEM 1. LEGAL PROCEEDINGS.

We are not presently involved in any litigation that is material to our business. We are not aware of any pending or threatened legal proceedings. In addition, none of our officers, directors, promoters or control persons has filed or been involved for the past five years:

•	in any bankruptcy petition

•	in any conviction of a criminal proceeding or involved in a pending criminal proceeding (excluding traffic violations and minor offenses)

•	is subject to any order, judgment or decree enjoining, barring suspending or otherwise limiting their involvement in any type of business, securities, or banking activities,

•	or has been found to have violated a federal or state securities or commodities law.

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

RISKS RELATED TO OUR BUSINESS

OUR AUDITORS HAVE NOTED THERE IS CERTAIN DOUBT ABOUT OUR ABILITY TO OPERATE AS A GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $17,226,068 at September 30, 2010 that includes losses of $(170,322) for the nine months ended September 30, 2010 and $(109,652) for the year ended December 31, 2009.  In addition, The Company had a working capital deficiency of $12,341,374 and a shareholders' deficiency of $(7,018,794) at September 30, 2010.  These factors raise substantial doubt about its ability to continue as a going concern.

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

WE HAVE HAD LOSSES FROM OPERATIONS AND ANTICIPATE TO ACHIEVE PROFIT THROUGH THE INCOME AND DECREASE THE LOSSES FOR THE FORESEEABLE FUTURE.

Since inception we have had losses from operation.  Revenues for the nine months ended September 30, 2010 totaled $ 1,516,671 as compared to $1,486,899 for the same period in 2009. For the nine months ended September 30, 2010 we experienced a loss from operations of $(55,727) as compared to a loss of $(11,465) for the same prior in 2009. Revenues for the year ended December 31, 2009 totaled $ 1,987,659 as compared to $1,143,195 for the year ended 2008. For the year ended December 31, 2009 we experienced a loss from operations of $(541,404) as compared to a loss of $(1,510,538) for the prior year. We have not achieved profitability. We expect to incur significant operating expenses and, as a result, will need to generate significant revenues to achieve profitability, which may not occur.  Even if we do achieve profitability, we may be unable to sustain or increase profitability on an ongoing basis.

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

November 17, 2010

/s/ Wang Yong Sheng, President
Wang Yong Sheng
President