Form 10-K/A
period 2009-12-31
CHINA DU KANG CO. LTD.
filed 2011-01-24
CIK 1472635

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K
Amendment Number 1

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
• Xi'an, Shaanxi, PRC, 710065
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

Large accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)
Accelerated filer	[ ]
Smaller reporting company	[X]

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

ITEM 1. BUSINESS

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

Merit was incorporated on September 8, 2006 in Hong Kong under the Companies Ordinances as a Limited Liability company.  Merit was formed for the purpose of seeking and consummating a merger or acquisition with a business entity organized as a private corporation, partnership, or sole proprietorship..

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

On October 30, 2007, Xidenghui executed an agreement with Mr. Zhang Hongjun, a PRC citizen, to establish a joint venture, Shaanxi Baishui Dukang Liquor Brand Management Co., Ltd. ("Brand Management").  Pursuant to the agreement, Xidenghui contributed cash of $769,200 (RMB 700,000), and owns 70% equity interest ownership therein.  Brand Management was subsequently incorporated on November 12, 2007.  Upon the completion of incorporation, Brand Management became a majority-owned subsidiary of the Xidenghui.  Xidenghui is principally engaged in the business of distribution of Baishui Dukang’s liquor and management of the “Baishui Dukang” brand name.

Baishui Dukang and Brand Management are the two of these affiliated companies that are engaged in business operations.  Du Kang, Merit, Huitong, and Xidenghui are holding companies, whose business is to hold an equity ownership interest in Baishui Dukang and Brand Management.   All these affiliated companies are hereafter referred to as the "Company".  Currently, the Company is principally engaged in the business of production and distribution of distilled spirit with the brand name of “Baishui Dukang”. The Company also licenses the brand name to other liquor productors.  The Company's structure is summarized in the flow chart found in Item 14. Supplementary Data.

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

Baishui Dukang Liquor Factory (“Dukang Liquor Factory”) was built as a State owned enterprise in the middle of 1970s with about 400 employees. By the early 1990’s it was no longer profitable and Dukang Liquor Factory stopped manufacturing in the early 90’s. Sanjiu Dukang Liquor Production Co., Ltd ("Sanjiu") acquired Dukang Liquor Factory in 1995, restarted and attempted to operate for one year. Unable to attain profitability, the Sanjiu closed the facility in 1998 and it remained closed until Baishui Dukang leased the facility on March 4, 2002.

On March 4, 2002, Baishui Dukang signed a lease agreement with Sanjiu, pursuant to which Baishui Dukang agreed to lease the liquor production facility of Sanjiu, including all the fixed assets and the piece of land that the fixed assets attached, for a period of 20 years, which was latterly extended to 30 year. On February 3, 2005, Sanjiu was acquired by Shannxi Baishui Dukang Liquor Development Co., Ltd, an affiliate of the Company. On April 30, 2005, Baishui Dukang signed a complementary lease agreement with Shannxi Baishui Dukang Liquor Development Co., Ltd, pursuant to which Baishui Dukang agreed to continue to lease the liquor production facility for the rest of the original 30-year period. Baishui Dukang also agreed to pay $362,450 (RMB 3,000,000) to the local government to continue the lease and to absorb the pension and unemployment insurance expenses of Sanjiu's original employees. All the pension and unemployment insurance payments were to be made directly to the local China Social Security Administration to satisfy all of the pension and unemployment insurance expenses that were required in connection with the original Sanjiu employees.

From that time until the present, the Dukang Liquor Factory has been the Company’s exclusive manufacturing facility and the Company has continued to market the lines that were originally proffered by the Dukang Liquor Factory. The Company has made significant improvements to the facility and expects to continue to improve the facility.

From that time until the present, the Baishui facility has been the Company’s exclusive manufacturing facility and the Company has continued to market the lines that were originally proffered by the Baishui Dukang Liquor Factory. The Company has made significant improvements to the facility and expects to continue to improve the facility.

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

At present, Du Kang has 6000 ton production capacity per year including (brewing and packaging).  Liquor products unit price ranges from $2.00 USD to $150.00 USD. Our Du Kang Liquor products are sold in most cities in China.  In northeast, north, south coastal region and middle areas of China we sell liquor through long-term liquor distributors. In Shaanxi province we sell liquor to agent stores in Xi’an ,Bai Shui, Hua yin, Han Cheng, Fu Ping Pu Cheng, Da Li, Wei Nan city.  Throughout China the Du Kang market sales, awareness and brand image is broadening.

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

Major products include the Baishui Dukang series, Thirteen Dynasties series, Shen Zhou Nectar, Guo Bin Special, and Jiu Zu Gong.

Marketing Segment

We derive our revenue from following three ways:

•	Sales of liquor within China generally through long-term liquor distributors (“distributor”).

•	Fees from agent liquor stores/retailers (“agent”)

•
Our subsidiary, Shaanxi Bai Shui Du Kang Brand Management Co., Ltd. grants the licensee of using “Baishui Dukang” trademark to white spirits manufactures (“licensee”) who comply with the liquor (or white spirits) production standard of PRC.

Accordingly, the company enters into three different types of agreements: Distributorship Agreements, Agency Agreements, and Licensing Agreements. All are designed to expand the distribution of the company’s products. The material differences among the agreements are as follows:

1.
The company’s distribution agreements grant the distributor the exclusive right to distribute the company’s products within a defined territory. The distributor agreements  provide a 5-year exclusive territory with liquor distributors subject to performance requirements.

2.
The company’s agency agreements grant the agent the exclusive right to sell the company’s products within a defined territory. The agency agreements grant an agent to exclusively sell particular products of the Company in exchange for a pre-determined royalty.

3.
The company’s licensing agreements grant the licensee a non-exclusive right to use the company’s trademarks, logos, and brand names in connection with the development, marketing, and sale of the licensee’s independently manufactured products. The licensing agreements grant a license to use the Company’s trademarks in exchange for a pre-determined royalty.

Major Customers

		For the Year Ended		For the Year Ended
		December 31, 2009		December 31, 2008
			Percentage		Percentage
Name of	Type of		of Total		of Total
Customer	Customer	Revenue	Revenue	Revenue	Revenue
Shaanxi Dukang Group Co., Ltd.	Distributor	$594,731	29.92%	$252,813	22.11%
Shaanxi Baishui Dukang Spirits Industry Development Co., Ltd.	Distributor	129,866	6.53%	321,127	28.09%
Shaanxi Baishui Dukang Marketing Management Co., Ltd.	Distributor	72,149	3.63%	117,370	10.27%
Shaanxi Baishui Dukang Shiyue Co., Ltd.	Distributor	98,772	4.97%	118,797	10.39%
Shanxi Baishui Xingjijiu Marketing Co., Ltd.	Licensee	299,445	15.07%	-
Henan Zhechengxian Eastern Liquor Co., Ltd.	Licensee	23,610	1.19%	47,877	4.19%
Ms. Anxian Xie	Agent	48,372	2.43%	-	-
Ms. Sue Dong	Agent	37,316	1.88%	-	-
Total		$1,304,261	65.62%	$857,984	75.05%

Major Location

	For the Year Ended		For the Year Ended
	December 31, 2009		December 31, 2008
		Percentage		Percentage
Name of		of Total		of Total
Province	Revenue	Revenue	Revenue	Revenue
Shaanxi Province	$1,587,641	79.87%	$953,751	83.43%
Henan Province	147,707	7.43%	90,787	7.94%
Shandong Province	105,612	5.31%	2,633	0.23%
Hebei Province	-	-	-	-
Anhui Province	71,147	3.58%	51,019	4.46%
Hubei Province	-	-	-	-
Gansu Province	23,034	1.16%	4,788	0.42%
Zhejiang Province	35,242	1.77%	36,626	3.20%
Heilongjiang Province	17,276	0.87%	3,591	0.31%
Total	$1,987,659	100.00%	$1,143,195	100.00%

Competitive Business Conditions

While management is pleased at the progress of the distribution of its Du Kang liquors, it remains a relatively insignificant participant in the liquor and beverage industry. Many of our competitors are larger and have significantly more financial resources. We were recently awarded inclusion in China’s top 500 large and medium sized beverage manufacturers. An article in the April 15, 2009 edition of “The Atlantic” magazine (Risen, The Atlantic, April 15, 2009) reported that “Maotai”, a “baijiu” type of white liquor that is competitive, was the largest selling liquor in the world. The article notes that Maotai is somewhat expensive – the bottle tested cost $115 USD, smells of ammonia, and has a bitter taste.

Both a February, 2010 issue of the newspaper China Daily (Qingfen and Yue, China Daily, February 2, 2010) also noted that "Moutai and Wuliangye”, two higher end liquors were selling briskly, Both Moutai and Wuliangy are products that compete with the Company’s liquors. The article contained a quote  a report from a China investment firm that said,

“in 2010, China's high-end liquor (wine and spirit) consumption will grow by more than "30 percent" from a year earlier, higher than the liquor market as a whole, which will see a "20 to 25" percent rise..”

The Company believes that its Du Kang series is positioned well against the larger sellers and should enjoy increased sales if the liquor market overall improves as expected.

Sources and Availability of Raw Materials

The raw material needed in our production is mainly grain. The company purchases sorghum from farmers in the northeast and other wholesalers. While its price fluctuates in response to market conditions, availability has never been an issue. In addition, the company expects to enter into a contract of quota system for the production by local farmers to purchase some of the other required raw materials such as wheat and corn

Dependence on Major Customers

The company has long-term marketing contract with the following four companies: Shaanxi Baishui Dukang Spirits Industry Development Co., Ltd., Shaanxi Baishui Dukang Marketing Management Co., Ltd., Shaanxi Baishui Dukang Shiye Co., Ltd., and Shaanxi Dukang Liquor Group Co., Ltd.. These four companies sell our products in China.

We have begun to expand our distributorship and licensing programs and expect to reduce the dependence on these distributors over the course of 2010.

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

Regulation.

We are currently regulated People’s Government of Shaanxi Province approved Business License, Organization Code of PRC. We have obtained and maintain China Manufacture Certificate, Sanitation License and Food Security permits to Shaanxi Bai Shui Du Kang Liquor Co., Ltd. On March 1, 2008 which is valid until December 31, 2011 in China, which we believe are all of the necessary legal government approvals if a manufacturer in PRC starts its business and continue its operation.

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

Employees

Company’s production and therefore the number of employees, are seasonal and fluctuate.  Therefore, the total number of employees is changed along with the output. Generally, the total number of employees is almost 450 at the peak season, and 200 in the off-season. The number of full-time employees is 138.

All officers and directors are employed on a full time basis and devote their full time energies to the Company.

Costs and effects of compliance with environmental laws

Company’s main product is liquor, and the raw material for liquor production is grain and water. The water is taken from Dukang spring, a fresh water aquifer that has a history of thousands of years. The company’s manufacturing process meets the national standard for environmental protection. Moreover, the company was commended as a “Manufacturing Enterprise to Recycle Energy” by the government of the Shaanxi province.

In recent years, company has spent over $4400 to refurbish the company’s production equipment, factory, building, boiler, water line, electricity as well as air, to improve its efficiency. In addition, the Company has invested in recovery processing of the distiller’s grains produced in liquor-making, in order to produce the fodder.

Item 1A.   Risk Factors

RISK FACTORS

RISKS RELATED TO OUR BUSINESS

OUR AUDITORS HAVE NOTED THERE IS CERTAIN DOUBT ABOUT OUR ABILITY TO OPERATE AS A GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $17,078,877 at December 31, 2009 that includes losses of $460,263 and $1,401,8151 for the years ended December 31, 2009 and 2008, respectively.   In addition, The Company has a working capital deficiency of $12,129,196 and a shareholders' deficiency of $6,701,526 at December 31, 2009.  These factors raise certain doubt about its ability to continue as a going concern.

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

WE HAVE HAD LOSSES FROM OPERATIONS AND ANTICIPATE LOSSES FOR THE FORESEEABLE FUTURE.

Since inception we have had limited revenues from operation.  Revenues for the year ended December 31, 2009 totaled $1,987,659 as compared to $1,143,195 for the year ended 2008. For the year ended December 31, 2009 we experienced a loss from operations of $(460,641) as compared to a loss of $(1,467,447) for the prior year..We have not achieved profitability. We expect to incur significant operating expenses and, as a result, will need to generate significant revenues to achieve profitability, which may not occur.  Even if we do achieve profitability, we may be unable to sustain or increase profitability on an ongoing basis.

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

THERE IS CURRENTLY NO SUBSTANTIAL MARKET FOR OUR COMMON STOCK AND NO ASSURANCE THAT ONE WILL DEVELOP.

There is currently on an extremely limited trading market for our shares of Common Stock, under the symbol “CDKG.” We have provided no public information and our symbol contains a “skull and crossbones” insignia on the pink sheets until this filing. We currently have a “stop sign” insignia. We are filing this information partly to provide such information to the public although there can be no assurance that a more substantial market will ever develop or be maintained.  Any market price for shares of our Common Stock is likely to be very volatile, and numerous factors beyond our control may have a significant adverse effect.  In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies.  These broad market fluctuations, as well as general economic and political conditions, may also adversely affect the market price of our Common Stock.  Further, there is no correlation between the present limited market price of our Common Stock and our revenues, book value, assets or other established criteria of value.  The present limited quotations of our Common Stock should not be considered indicative of the actual value of the Company or our Common Stock.

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

IF A MARKET DEVELOPS FOR OUR SECURITIES THE COULD BE VOLATILE AND MAY NOT APPRECIATE IN VALUE.

If a market should develop for our securities, of which we have no assurance, the market price is likely to fluctuate significantly. Fluctuations could be rapid and severe and may provide investors little opportunity to react. Factors such as changes in results from our operations, and a variety of other factors, many of which are beyond the control of the Company, could cause the market price of our common stock to fluctuate substantially. Also, stock markets in penny stock shares tend to have extreme price and volume volatility. The market prices of shares of many smaller public companies securities are subject to volatility for reasons that frequently unrelated to the actual operating performance, earnings or other recognized measurements of value. This volatility may cause declines including very sudden and sharp declines in the market price of our common stock. We cannot assure investors that the stock price will appreciate in value, that a market will be available to resell your securities or that the shares will retain any value at all.

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

ITEM I B. UNRESOLVED STAFF COMMENTS

The Company has received a Staff comment letter dated December 2, 2010 .

The Company has contemporaneously responded to these comment letters and awaits notification from the Staff as to whether the responses sufficiently satisfy the Staff Comments.

ITEM 2.   PROPERTIES.

Property, Plant and Equipment

Depreciation expense charged to operations was $339,782 and $330,057  for the year ended December 31, 2009 and 2008, respectively. The property, plant and equipment shown in the following chart are those held directly by the Company and the remaining properties are owned per a capital lease.

	December 31,	December 31,
	2009	2008

Building and warehouses	$2,963,873	$2,913,855
Machinery and equipment	1,857,877	1,820,095
Office equipment and furniture	194,394	191,029
Motor vehicles	329,815	491,005
Leased Assets*	2,159,053	2,153,698
	7,505,012	7,569,682

Less: Accumulated depreciation	(2,914,467)	(2,534,754)
	4,590,545	5,034,928

Add: Construction in progress	41,153	12,231

Total	$4,631,698	$5,047,159

Leased Assets*

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

CALENDAR YEARS	BY QUARTER	BID PRICE
		LOW	HIGH

2008	First	$0.01	0.01
	Second	0.015	0.25
	Third	0.17	0.25
	Fourth	0.01	0.20

2009	First	$0.01	$0.13
	Second	0.015	0.025
	Third	0.017	0.025
	Fourth	0.01	0.02

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

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None.

Transfer Agent

Our transfer agent is Island Stock Transfer, Inc. located at 100 Second Avenue South, Suite 705S
St. Petersburg, Florida 33701

ITEM 6. SELECTED FINANCIAL DATA

As the registrant qualifies as a smaller reporting company under  Rule 229.10(f)(1), it is not required to provide this information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

MANAGEMENT'S DISCUSSION AND ANALYSIS

For

CHINA DU KANG CO., LTD.,

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

The discussion contained in this Form 10-K contains "forward-looking statements" that involve risk and uncertainties. These statements may be identified by the use of terminology such as "believes", "expects", "may", or "should", or "anticipates", or expressing this terminology negatively or similar expressions or by discussions of strategy. The cautionary statements made in this Form 10-K should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-K. Our actual results could differ materially from those discussed in this Form 10-K. Important factors that could cause or contribute to such differences include those discussed under the caption entitled "risk factors," as well as those discussed elsewhere in this Form 10-K.

Cautionary statement identifying important factors that could cause actual results to differ from those projected in forward looking statements.

This document contains both statements of historical facts and forward looking statements. Forward looking statements are subject to certain risks and uncertainties, which could cause actual result to differ materially from those indicated by the forward looking statements. Examples of forward looking statements include, but are not limited to, (i) projection of revenues, income or loss, earnings per share, capital expenditures, dividends, capital structure, and other financial items, (ii) statements of our plans and objectives with respect to business transactions and enhancement of shareholder value, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about our business prospects. This document also identifies important factors that could cause actual results to differ materially from those indicated by the forward looking statement. These risks and uncertainties include the factors discussed under the heading "Risk Factors" beginning at page 6 of this Form 10-K.

The section "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with our audited consolidated or un-audited condensed consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-K.

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

The Company’ operations currently consist of sales of a line of proprietary liquors known generally in China as the Baishui Dukang series.  These are clear liquors sold under a variety of trade names including Thirteen Dynasty, Jiu Zu Gong and Baishui. The Company’s products are sold mostly in larger urban areas in China through three long term marketing agreements. We also collect licensing fees for our licensee liquor manufactures and agency liquor stores as more fully disclosed in Item 1, Business.

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

Merit was incorporated on September 8, 2006 in Hong Kong under the Companies Ordinances as a Limited Liability company.  Merit was formed for the purpose of seeking and consummating a merger or acquisition with a business entity organized as a private corporation, partnership, or sole proprietorship

On January 22, 2008, Merit entered into a Share Purchase Agreement (the “Purchase Agreement”) with the owners of Shaanxi Huitong Food Co., Inc. ("Huitong"), a limited liability company incorporated in the People's Republic of China ("PRC") on August 9, 2007 with a registered capital of $128,200 (RMB1,000,000).  Pursuant to the Purchase Agreement,  Merit agreed to purchase 100% of the equity ownership in  Huitong for a cash consideration of $136,722 (RMB 1,000,000).  The local government approved the transaction on February 1, 2008.  Subsequent to the completion of the acquisition, Huitong became a wholly-owned subsidiary of Merit.

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

On October 30, 2007, Xidenghui executed an agreement with Mr. Zhang Hongjun, a PRC citizen, to establish a joint venture, Shaanxi Baishui Dukang Liquor Brand Management Co., Ltd. ("Brand Management").  Pursuant to the agreement, Xidenghui contributed cash of $769,200 (RMB 700,000), and owns 70% equity interest ownership therein.  Brand Management was subsequently incorporated on November 12, 2007.  Upon the completion of incorporation, Brand Management became a majority-owned subsidiary of the Xidenghui.  Xidenghui is principally engaged in the business of distribution of Baishui Dukang’s liquor and management of the “Baishui Dukang” brand name.

Baishui Dukang and Brand Management are the two of these affiliated companies that are engaged in business operations.  Du Kang, Merit, Huitong, and Xidenghui are holding companies, whose business is to hold an equity ownership interest in Baishui Dukang and Brand Management.   All these affiliated companies are hereafter referred to as the "Company".  Currently, the Company is principally engaged in the business of production and distribution of distilled spirit with the brand name of “Baishui Dukang”. The Company also licenses the brand name to other liquor productors.  The Company's structure is summarized in the flow chart found in Item 14. Supplementary Data.

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

Baishui Dukang Liquor Factory (“Dukang Liquor Factory”) was built as a State owned enterprise in the middle of 1970s with about 400 employees. By the early 1990’s it was no longer profitable and Dukang Liquor Factory stopped manufacturing in the early 90’s. Sanjiu Dukang Liquor Production Co., Ltd ("Sanjiu") acquired Dukang Liquor Factory in 1995, restarted and attempted to operate for one year. Unable to attain profitability, the Sanjiu closed the facility in 1998 and it remained closed until Baishui Dukang leased the facility on March 4, 2002.

On March 4, 2002, Baishui Dukang signed a lease agreement with Sanjiu, pursuant to which Baishui Dukang agreed to lease the liquor production facility of Sanjiu, including all the fixed assets and the piece of land that the fixed assets attached, for a period of 20 years, which was latterly extended to 30 year. On February 3, 2005, Sanjiu was acquired by Shannxi Baishui Dukang Liquor Development Co., Ltd,, an affiliate of the Company. On April 30, 2005, Baishui Dukang signed a complementary lease agreement with Shannxi Baishui Dukang Liquor Development Co., Ltd, pursuant to which Baishui Dukang agreed to continue to lease the liquor production facility for the rest of the original 30-year period. Baishui Dukang also agreed to pay $362,450 (RMB 3,000,000) to the local government to continue the lease and to absorb the pension and unemployment insurance expenses of Sanjiu's original employees. All the pension and unemployment insurance payments were to be made directly to the local China Social Security Administration to satisfy all of the pension and unemployment insurance expenses that were required in connection with the original Sanjiu employees.

We manufacture product for distribution under certain labels that are proprietary to the Company and which are also distributed through agencies. We also permit third parties to manufacture under similar products under distinguishable names.

We authorize liquor manufacturers who comply with our requirements to use certain sub brand names of “Baishui Dukang” to process the production of liquor and to sell to customers within the designated area in a certain period of time. The amount of licensing fee varies based on the sales territory and the number of sub brand names. We generally collect the entire licensing fee when the licensing contract is executed, and then recognize licensing fee revenue over the beneficial period described by the contract, as the revenue is realized or realizable and earned. We also authorize liquor stores who comply with our requirements to exclusively sell certain sub brand names of “Baishui Dukang” products within the designated area in a certain period of time. The amount of agency fee varies based on the sales territory and the number of sub brand names. We generally collect the entire agency fee when the agency contract is executed, and then recognize agency fee revenue over the beneficial period described by the contract, as the revenue is realized or realizable and earned

The company’s annual income increased from $1,143,195 in 2008 to $1,987,659 in 2009, which the growth rate is 73.9%. The biggest increase is the revenue in franchise fees, which increased from $189,444 in 2008 to $927,965 in 2009, an improvement of  390%. The increase in brand name franchise is mainly because the participation of company’s strategic partner sand the royalties from strategic partner.s In addition, in 2008 and 2009, the sales of liquor also increased slightly from $953,751 to $1,059,694, which the growth is $105,943.
The  company adjusts its sales policy from 2008 and increases the strategic partner. Moreover, the expansion of “Bai Shui Du Kang” brand influence and the collection of royalties bring the good benefit for the company.

China has a vast territory and a large population. Every enterprise will seek for the total occupation of their products in all Chinese market. As a liquor enterprise with small production scale and not longer period of operation, it is difficult for the company to occupy the national market in a short period of time. Therefore, according to company’s actual situation, under the precondition of meeting current production capacity and ensuring the sales of products, the company’s management want to look for the enterprise (in the region our products have not reached yet) which meet the PRC liquor production standard as our strategic partner to expand the sales territory, promote the brand influence, and increase company’s income. Practice has proved that it is a very effective strategy. Some well-known company also adopt this strategic and have many successful cases. Firstly, it can make up company’s deficiency that production capacity can not meet the actual need. Secondly, it can save a large amount of funds for expansion of reproduction scale. Thirdly, it can expand the influence of company and market share, raise the brand value. Fourthly, it can accelerate the speed of products into market, and reduce the production and transportation cost. Fifthly, it can maximize the profit, and increase company’s income along with the improvement of brand influence and royalties. All of above will lay a good foundation for next step of company’s development.

The current situation is an opportunity as well as a challenge for company’s development.

I、High requirements for inner management and market management have been put forward along with the company’s development. The company will further deepen the internal reform, strengthen the implementation of target responsibility system, implement the tasks, ascertain the responsibility, reduce the energy consumption, improve the efficiency, guarantee the quality, improve management’s ability of scientific  and programmed decision-making, and decrease operation cost.

II、The company will increase scientific research input, intensify the development of new product. Based on retaining the sales of matured product in existing market, the company will strive for annually putting two or three new product on the market, in order to suit varying customer needs. As income increases, china began to form a middle class. Therefore, company’s goal is to satisfy the high-end products needed by middle class consumer groups.

III、As the expansion of sales territory and participation of strategic partner, it becomes more and more difficult to regulate the market. Further, company will increase the number of lawyer and market regulators, strengthen the supervision, send more officers to resident in strategic partner enterprise, implement rigid control on quality and sales territory, and strictly crack down on violations.

The Company operates in two reportable business segments: Sales of Liquor and Third Party Distribution Fees. We currently have five major customers who constitute approximately 5% or more of the Company’s total sales. These customers are identified in Item 1, Business, Segment Reporting. As a group, they represent over 50% of our total revenues. Because we depend on a small number of major customers, our revenues are dependent on those customers, rendering the Company vulnerable to a reduction in liquidity or income from operations. To the extent that any of these five customers fail or refuse to continue to do business with the Company, the Company’s revenues would be adversely impacted. Further, while our distribution is expanding throughout China, our sales are concentrated in the Shaanxi province of China, where the Company’s headquarters are located. One customer, Shaanxi Baishui Dukang Marketing Management  Co., Ltd., accounts for 29.2% of our total revenue. Consequently, the Company’s revenue and business volume are exposed to additional risk due to the concentration of revenues received from this one source.

IV、The company will expand the market method, gradually reduce our reliance on three agents, purchase or set up our own marketing team in due course, and instruct the relevant department to conduct the marketing research and feasibility analysis.

V、The Liquor industry is a high tax industry in China, which affects profitability. . The company located in Bai Shui County, Shaanxi Province. Prior to 2009 we had a preferential tax treatment agreement but that agreement has expired and we do not currently have any tax amelioration in place. VI、The principal raw materials for liquor-making are grain. Because the price of grain will be fluctuated with the influence of climate, it will increase the cost of production and further affect the corporate profit.
(i )The company will sign the Contract of Ordering Needed Grain with local farmers, that is to say, purchasing from designated person. In this way, the interest of farmers will be protected and also price risk of grain will be minimized.
(ii)There are almost 2000 tons of stocks of wine base, which absolutely can guarantee the demand for one-year regular production. Therefore, the company will purchase when the food prices is low, and will not purchase when the food prices is high.
(iii)Partial profit of the company is from strategic partner. Accordingly, the fluctuation of food price will have no effect on this part of revenue.

On October 30, 2007, Xidenghui executed an agreement with Mr. Zhang Hongjun, a PRC citizen, to establish a joint venture, Shaanxi Baishui Dukang Liquor Brand Management Co., Ltd. ("Brand Management").  Pursuant to the agreement, Xidenghui contributed cash of $95,704 (RMB 700,000), and owns 70% equity interest ownership therein.  Brand Management was subsequently incorporated on November 12, 2007.  Upon the completion of incorporation, Brand Management became a majority-owned subsidiary of the Xidenghui.  Brand Management is principally engaged in the business of distribution of Baishui Dukang’s liquor and management of the “Baishui Du Kang” brand name.

Baishui Dukang and Brand Management are the two of these affiliated companies that are engaged in business operations.  Du Kang, Merit, Huitong, and Xidenghui are holding companies, whose business is to hold an equity ownership interest in Baishui Dukang and Brand Management.   All these affiliated companies are hereafter referred to as the "Company".  Currently, the Company is principally engaged in the business of production and distribution of distilled spirit with the brand name of “Baishui Dukang”. The Company also licenses the brand name to other liquor manufactures.  The Company's structure is summarized in the following chart.

Regarding material challenges, risks and material trends affecting the Company, Management believes the primary risk is the potential for raw material prices to fluctuate, affecting the Company’s profitability. The Company requires approximately 2,000 tons of grain each year. Thus far the Company has not faced shortages from suppliers but has little control over pricing. The Company expects to enter into supply contracts in 2011 with designated suppliers to streamline the ups and downs of pricing.

Secondly, the Company expects the continued expansion of distributors to require additional supervisory and marketing personnel. The Company hopes to expand its marketing staff to provide close supervision and support to the network of resellers.

Finally, management believes that our current manufacturing capacity is sufficient for the next year or so, we may begin to examine expansion of our facility and our manufacturing capacity as we continue to expand our network of resellers.

Sales.

RESULTS OF OPERATIONS

COMPARISON OF THE YEARS ENDED DECEMBER 31 2008 AND DECEMBER 31, 2009

REVENUES

Gross revenues were $1,987,659 and $1,143,195 for the years ended December 31,2009 and 2008 respectively due primarily to the sales of liquor and the sale of franchise fees.  We recognize revenue when the earning process is complete which generally occurs when products are shipped, both title and the risks and rewards of ownership are transferred, or services have been rendered and accepted, the selling price is fixed or determinable, and collectability is reasonably assured.  We do not provide unconditional rights of return and other concessions to our customers. Sales returns and other allowances have been immaterial in our operation.

Revenues increased from $1,143,195 in the year ended December 31, 2008 to $1,987,659 for the year ended December 31, 2009. Most of the increase was attributable to an increase in franchise fees from $189,444 to $927,965 from the year ended 2008 to the year ended 2009, representing an increase of $738,521.Franchise fees includes fees payable by our distributors and agents. In 2009 we significantly altered our distribution process and de-emphasized sales by Company owned retail outlets in favor of a network of distributors and agents. We added four distributors in 2009 and 3 agents. The Company expects to continue to expand its network of third party distributors and agents throughout 2010. Increase in license fees resulted from additions to our licensing agreements with third parties who wish to use the Du Kang name. These agreements are for renewable one year terms. We expected our  license fees will increase in 2010 as we implement our sales strategy to sell additional distributorships and to increase sales generated by distributors. Sales of liquor also increased slightly from $953,751 in 2008 to $1,059,694 in 2009, an increase of $105,943.

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

We experience an extended time for inventory turnover, as  good quality base wine are stored for several decades for flavor blending. At present, national liqour industry performance is subject to PRC National Standard GB/T14867-2007 Feng-flavor Chinese Spirit, GB/T10781.1-2006 Strong Aromatic Chinese Spirits, and business standards Q/SBDJ01-2002 Mixed-Flavor (Feng, Strong Aromatic and Jiang) Chinese Spirits and Q/SBDJ03-2002 Feng and Strong Aromatic Flavor Chinese Spirits. These requirements set forth the minimum storage requirements for truthful labeling and sale. In short, the more years base wine stored for, the higher its market price will be.

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

INCOME/LOSS

The company experienced a loss from operations of $(460,263) in the year ended December 31, 2009, which reflects an improvement of $941,552 from $(1,401,815) in the year ended December 31, 2008, The improvement was attributable to an increase in gross profit and a decrease in operation expenses. The increase in profit is mainly attributed to the performance of new marketing polices. The number of agencies, distributors and licensees has increased, the marketing network is expanding and covers more than thirty provinces, cities and districts throughout the country. Revenue has increased by more than 70% compared with the revenue in the year ended Dec 31, 2008.

OPERATING EXPENSES

Total operating expenses decreased from $1,749,683 in the year ended December 31, 2008 to $1,357,076 for the year ended December 31, 2009, representing an improvement of $392,607, or approximately 26.8%.  The decrease in operating expenses was largely due to the decrease in general and administrative expenses, which was offset by the increase in selling expenses

GENERAL AND ADMINISTRATIVE EXPENSES

Our general and administrative expenses reduced from $1,378,286 in the year ended December 31, 2008 to $891,327 for the year ended December 31, 2009, reflecting a 35% improvement. The decrease was largely attributed to the decrease of $328,080 in the professional fees and consultant fees from $388,645 in the year ended December 31, 2008 to $60,565 for the same period in 2009. The large professional and consultant fees in 2008 were related to our efforts for going public.  Our office expenses also decreased from $222,774 in the year ended December 31, 2008 to $83,332 for the same period in 2009. This is mainly attributed to the adjustment of the travel expense, hotel expense and various kinds of the allowances of the marketing staff as well as the managers. The primary cause for the decrease of these expenses was the implementation of a flat fee system for each person in each department linking their expense with their economic benefit.

Our travel and entertainment expense decreased $75,016 from $215,369 in the year ended December 31, 2008 to $140,353 in the same period in 2009 due to less overseas travel for going public. Travel and communication expenses decreased from＄215,369 in the year ended Dec 31, 2008 to ＄140,353 for the same period in 2009, reflecting a 34% improvement.

Payroll increased from $248,882 in the year ended December 31 2008 to $266,278 at December 31, 2009. For those same periods, employee benefits and pension increased from $15,510 to $19,846; depreciation and amortization decreased from $152,953 to $151,244; vehicle expenses decreased from $42,034 to $30,168; rental decreased from $8,672 to $5,555 and other general and administrative costs declined from $15,828 to $12, 391. Loss on physical inventory count increased substantially from $67,673 to $121, 595. This is attributed largely to the disposal of our packing materials due to the changes in the label requirement and the changes in our product line.

The elimination of the expenses of becoming a public company incurred last year along with the reduced expenses enjoyed by the change in our distribution methods are the primary reasons that the general and administrative costs were significantly reduced this year. Some increase in administrative costs is expected going forward as we implement and expand the licensing and third party distribution methods.

SELLING EXPENSES

Selling expenses increased $94,352 from $371,397 in the year ended December 31, 2008 to $465,749 for the year ended December 31, December 31, 2009.  The increase is due to an increase in promotion expenses from $120,592 in the year ended December 31, 2008 to $256,417 for the same period in 2009, a difference of $135,825. This is partly due to the costs of the conference that we attended to promote our products and the increased promotion necessary for the agency and third party distributors. We also increased our travel and entertainment expenses from $41,547 to $56,327 for the same periods due to the inspection of our licensees. Package design decreased by $56,213, from $73,252 in the year ended December 31, 2008 to $17,039 for the year ended December 31, 2009, as we finished most of the package design for our products in 2008.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities for years ended December 31, 2008 and 2009 were $(1,024,760) to $(320,119) respectively, an improvement of 68%. The decrease in net cash used by operating activities were primarily due to the improvement in the net loss from $ (1,401,815) to $(460,263); and the decrease in inventory, as well as the increase in accounts payable, which was offset by the increase in prepaid expense and decrease of in deferred revenue.

Cash flows used in investment activities were $(776,073) to $(554,304) for the years ended December 31, 2009 and December 2008, respectively. The increase was due primarily to the loans that we made to our non-consolidated subsidiary, Shaanxi Yellow-river Wetlands Park Co., Ltd. Loans to related parties increased from $228,513 as of December 31, 2008 to $1,111,566 as of December 31, 2009.

Net cash used  by financing activities for the years ended December 31, 2009 and 2008 were $1,033,872 and $1,409,517 respectively.  The majority of the decrease was attributed to our less borrowing from our affiliates in the current.period. Instead, we borrowed $292,360 from a local bank, and we paid back this loan in January 2010. The loans from related parties were $15,095,908 as of December 31, 2009, as compared to $14,318,396 as of December 31, 2008.

We have historically funded our cash needs through a series of debt transactions, primarily with related parties. These related party loans have operated as informal lines of credit since the inception of the Company, and related parties have extended credit as needed which the Company has repaid at its convenience. Our officers and directors and related parties have assured us that they will continue to provide capital infusions sufficient to fund operations over the next 12 months as needed, but they are under no legal obligation to do so.  If our related parties are unable or unwilling to provide additional capital infusions we would likely require additional financing which would likely be on more unfavorable terms.  If we are unable to attain additional capital there would likely be a material adverse affect on our operations and financial condition.

The related-parties include affiliates and individuals. Affiliates are companies that are directly or indirectly, beneficially and in the aggregate, majority-owned and controlled by directors, officers, and principal shareholders of the Company. Individuals include our officers, shareholders, and prior directors of subsidiaries.

We currently have outstanding sixteen loans from related parties, which are set forth in the charts below. The first chart encompasses all such loans as of December 31, 2007, and the second chart encompasses all such loans as of December 31, 2008. Each of these related party loans is an interest-free demand note with no defined repayment terms. Eight of these loans are to affiliate entities over which the Company exerts control. The remaining eight related party loans are shareholders, and current or former officers and directors. are unsecured, demand notes, which are non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. , We have not paid any interest on these loans, Although we may be required to impute interest under certain tax rules. To date we have not imputed any interest on these loans. Cash flows from due from related parties are classified as cash flows from investing activities.  Cash flows due to related parties are classified as cash flows from financing activities.

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

Total assets for the periods ending 2009 and 2008 were $11,453,018 and $10,902,043 respectively.  Total current assets increased for the same periods from $4,028,050 to $4,999,760, which was primarily attributable to the increase of loans from related-parties, which increased from $228,513 at December 31, 2008 to $1,111,566 at December 31, 2009;  and the increase in prepaid expense to purchase raw materials that increased from $138,398 to $506,992 for the same respective periods.

Property, plant and equipment declined from $5,047,159 at December 31, 2008 to $4,631,698 at December 31, 2009, due to a disposal of vehicles.  For the same respective periods long term investment increased slightly from $1,750,751 to $1,755,104 due to the changes in currency exchange rate. Liabilities increased from December 31, 2008 to December 31, 2009 from $15,918,387 to $17,128,956   We had bank loans of $292,517 at December 31, 2009.  Accounts payable were $856,270 at December 31, 2009 as compared to $844,240 at December 31, 2008. Amounts due to related parties were the most significant change of current liabilities increasing from $14,318,396 at December 31, 2008 to $15,095,908 at December 31, 2009, as we obtained more loans from related-parties. Taxes payables increased from $49,243 to $198,965 during the same periods.

Shareholder Equity

Shareholders equity for the periods ending December 31, 2009 and December 31, 2008 were $(6,701,526) and $(6,168,789) respectively.  The increase in shareholders’ deficit was due to the loss in the year ended December 31, 2009.  The accumulated deficit was $(17,078,877) at December 31, 2009 as compared to $(16,618,614) at December 31, 2008. The shareholders’ deficit for China Du Kang was $(6,729,277) and $(6,253,207) for those same periods.

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

Each subsidiary has an accounting manager that records the transactions for that subsidiary in accordance the PRC GAAP. These transactions and bookkeeping are reviewed by the Company’s CFO and made adjustment as needed to conform with the US GAAP at the end of every reporting period. Then, the CFO prepares a consolidated trial balance for the entire company and based on the consolidated trial balance, she prepare a consolidated financial statement in accordance with the US GAAP.then submitted to the Company’s outside auditor. The Company does not use outside consultants or financial advisers in connection with the preparation of its reports.

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

The preparation and supervision of the Company’s financial reports is the responsibility of the Company’s CFO. Each subsidiary has at least one accounting manager who compiles the financials transactions of the subsidiary in accordance with PRC GAAP. The CFO supervises this process and all accounting managers report to the CFO for accounting matters. While the accounting managers are versed in PRC GAAP principles, they have limited or no experience in US GAAP. The conversion to US GAAP is the responsibility of the CFO.

The Company’s current CFO is a certified public account in the PRC, having passed her examination in 1990. Since that time she has been continuously engaged in various accounting positions. She became familiar with US GAAP while preparing reports for those companies, leading up to her selection as the Company’s CFO in 2008.  There is no outside firm involved in the preparation of the financial reports or the analysis of the internal controls.

The Company does not have a separate audit committee. The only member of the Board with experience in US GAAP is the Company’s CFO, who has exclusive and plenary control over the policies governing financial reporting and internal controls. The Board relies on the expertise of the CFO for both issues regarding reporting and issues regarding internal control.

The subsidiary manager approves transactions and invoices for payments. The accounting manager for the subsidiary serves as a cross check and pays the invoices and records the transactions. These transactions are recorded and sent to the CFO in PRC GAAP format. The CFO then reviews the reports, converts them to US GAAP, and investigates as needed any issues presented regarding internal controls.

Ms. Liu is a certified public accountant in the PRC, having passed her examination in 1990. Since that time she has been continuously engaged in various accounting positions. She became familiar with US GAAP while preparing reports for those companies, leading up to her selection as the Company’s CFO in 2008.

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

Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the statement of changes in owners’ equity and amounted to $(452,408) and $(435,777) as of December 31, 2009 and 2008, respectively.  The balance sheet amounts with the exception of equity at December 31 , 2009 were translated at 6.837 RMB to $1.00 USD as compared to 6.854 RMB at December 31, 2008. The equity accounts were stated at their historical rate.  The average translation rates applied to income statement accounts for the nine months ended December 31 2009 and 2008 were 6.841 RMB and 6.962 RMB, respectively.

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

Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the statement of changes in owners’ equity and amounted to $(421,776) and $(405,969) as of December 31, 2009 and 2008, respectively.  The average translation rates applied to income statement accounts for the years ended December 31, 2009 and 2008 were 6.841 RMB and 6.962 RMB, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

FINANCIAL REPORT

At December 31, 2009 and 2008 and
For the Years Ended December 31, 2009 and 2008

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

INDEX

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	2

CONSOLIDATED BALANCE SHEETS	3

CONSOLIDATED STATEMENTS OF OPERATIONS	4

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)	5

CONSOLIDATED STATEMENTS OF CASH FLOWS	6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	7-40

KEITH K. ZHEN, CPA
CERTIFIED PUBLIC ACCOUNTANT
2070 WEST 6TH STREET - BROOKLYN, NY 11223 - TEL (347) 408-0693 - FAX (347) 602-4868 - EMAIL :KEITHZHEN@GMAIL.COM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
China Du Kang Co., Ltd.
(f/k/a Amstar Financial Holdings, Inc.)

We have audited the accompanying consolidated balance sheets of China Du Kang Co., Ltd. and subsidiaries as of  December 31, 2009 and 2008, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the two-year period ended  December 31, 2009.  China Du Kang Co., Ltd.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the accompanying consolidated balance sheets as of December 31, 2009 and 2008, and the related consolidated statements of operations, the consolidated statements of changes in shareholders' equity (deficit) , and the consolidated statements of cash flows for the years ended December 31, 2009 and 2008 have been restated.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred an operating loss for each of the years in the two-year period ended  December 31, 2009, and as of December 31, 2009, has a working capital deficiency and a shareholders' deficiency.  These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Keith K. Zhen, CPA
Keith K. Zhen, CPA
Brooklyn, New York
April 14, 2010 (Except for Note 1, December 27, 2010)

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS
(restated)
	December 31,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$619,472	$698,050
Others receivable	67,134	3,494
Prepaid expenses (Note 6)	506,992	138,398
Inventories (Note 7)	2,694,596	2,959,595
Due from related parties (Note 10)	1,111,566	228,513
Total current assets	4,999,760	4,028,050

Property, Plant and Equipment, net (Note 8)	4,631,698	5,047,159
Intangible assets, net (Note 9)	66,456	76,083
Long-term investment	1,755,104	1,750,751

Total Assets	$11,453,018	$10,902,043

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Bank loans (Note 14)	$292,517	$-
Accounts payable	856,270	844,240
Accrued expenses (Note 11)	92,546	96,627
Others payable	56,711	28,200
Taxes payable	198,965	49,243
Deferred revenue	329,092	395,426
Due to related parties (Note 12)	15,095,908	14,318,396
Employee security deposit	77,225	78,786
Lease liability-current	129,722	107,469
Total Current Liabilities	17,128,956	15,918,387

Long-term Liabilities:
Lease liability-long-term	1,025,588	1,152,445
Total Long-term Liabilities	1,025,588	1,152,445
Total Liabilities	18,154,544	17,070,832

Commitments and Contingencies (Note 19)	-	-

Shareholders' Equity:
China Du Kang Co., Ltd. Shareholders' Equity
Preferred stock, par value $0.001, 5,000,000 shares authorized;
no shares issued and outstanding as of
December 31, 2009 and 2008	-	-
Common stock, par value $0.001, 250,000,000 shares authorized;
100,113,791 shares issued and outstanding as of
December 31, 2009 and 2008	100,114	100,114
Additional paid-in capital	10,671,262	10,671,262
Accumulated deficit	(17,078,877)	(16,618,614)
Accumulated other comprehensive income	(421,776)	(405,969)
Total China Du Kang Co., Ltd. Shareholders' equity (deficit)	(6,729,277)	(6,253,207)
Noncontrolling Interest	27,751	84,418
Total Shareholders' Equity (Deficit)	(6,701,526)	(6,168,789)
Total Liabilities and Shareholders' Equity (Deficit)	$11,453,018	$10,902,043

See Notes to Consolidated Financial Statements

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(restated)
	For the Year Ended December 31,
	2009	2008
Revenues
Sales of Liquor	$1,059,694	$953,751
License Fees	927,965	189,444
Gross Profit	1,987,659	1,143,195

Costs of Revenues
Costs of Liquor Sold	1,091,224	860,959
Costs of Franchise Fees	-	-
Total Costs of Sales	1,091,224	860,959

Gross Profit	896,435	282,236

Operating Expenses

Selling Expenses
Adverting expenses	135,966	136,006
Package design	17,039	73,252
Promotion expenses	256,417	120,592
Travel and entertainment	56,327	41,547
Total Selling Expenses	465,749	371,397

General and administrative expenses
Payroll	266,278	248,828
Employee benefit and pension	19,846	15,510
Depreciation and amortization expenses	151,244	152,953
Professional fees and consultancy fees	60,565	388,645
Office expenses	83,332	222,774
Vehicle expenses	30,168	42,034
Loss on physical inventory count	121,595	67,673
Rental	5,555	8,672
Travel and entertainment	140,353	215,369
Other general and administrative expenses	12,391	15,828
Total General and Administrative Expenses	891,327	1,378,286

Total Operating Expenses	1,357,076	1,749,683

Income (Loss) from Operation	(460,641)	(1,467,447)

Other Income (Expenses)
Interest income	1,485	3,000
Interest expenses	(18,780)	-
Charity donation	(1,535)	(15,296)
Governmental subsidy	73,090	-
Other income (expense)	1,433	(1,284)
Total other income (expenses)	55,693	(13,580)

Income (Loss) before Provision for Income Tax	(404,948)	(1,481,027)

Provision for Income Tax	(112,161)	-

Net Income (Loss)	(517,109)	(1,481,027)

Less: Net income attributable to noncontrolling interest	56,846	79,212

Net Income (Loss) attributable to
China Du Kang Co., Ltd.	$(460,263)	$(1,401,815)

Basic and Fully Diluted Earnings per Share	$(0.00)	$(0.01)

Weighted average shares outstanding	100,113,791	98,730,800

See Notes to Consolidated Financial Statements

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY)

FOR THE YEAR ENDED DECEMBER 31, 2009 AND 2008
(restated)

					Accumulated
	Common Stock		Additional		Other		Total
	$0.001 Par Value		Paid-in	Accumulated	Comprehensive	Noncontrolling	Shareholders'	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Interest	Equity	Income
Balances at
December 31, 2007	88,000,000	$88,000	$10,683,376	$(15,216,799)	$(80,214)	$154,512	$(4,371,125)

Reverse merger adjustment*	12,113,791	12,114	(12,114)	-	-	-	-

Proceeds from additional paid-in capital
contribution-Merit	-	-	136,722	-	-	-	136,722

Cash used for Merit to
acquire Huitong	-	-	(136,722)	-	-	-	(136,722)

Comprehensive income
Net income	-	-	-	(1,401,815)	-	(79,212)	(1,481,027)	$(1,481,027)
Other comprehensive income, net of tax:
Effects of foreign currency conversion	-	-	-	-	(325,755)	9,118	(316,637)	(316,637)
Total other comprehensive income								(316,637)
Total comprehensive income								$(1,797,664)
	-	-
Balances at
December 31, 2008	100,113,791	$100,114	$10,671,262	$(16,618,614)	$(405,969)	$84,418	$(6,168,789)

Comprehensive income
Net income	-	-	-	(460,263)	-	(56,846)	(517,109)	$(517,109)
Other comprehensive income, net of tax:
Effects of foreign currency conversion	-	-	-	-	(15,807)	179	(15,628)	(15,628)
Total other comprehensive income								(15,628)
Total comprehensive income								$(532,737)
	-	-
Balances at
December 31, 2009	100,113,791	$100,114	$10,671,262	$(17,078,877)	$(421,776)	$27,751	$(6,701,526)

* The reverse merger adjustment represents the recording of the minority shareholders’ shares outstanding at the time of the reverse merger.

See Notes to Consolidated Financial Statements

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(restated)

	For the Year Ended
	December 31,
	2009	2008

Operating Activities

Net income (loss)	$(460,263)	$(1,401,815)
Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:
Minority interest	(56,846)	(79,212)
Depreciation	339,782	330,057
Amortization	9,810	9,639
Changes in operating assets and liabilities:
(Increase)/Decrease in others payable	(63,597)	5,225
(Increase)/Decrease in prepaid expenses	(368,052)	516,860
(Increase)/Decrease in inventories	272,211	(531,695)
Increase/(Decrease) in accounts payable	9,926	(221,103)
Increase/(Decrease) in accrued expenses	(4,319)	12,254
Increase/(Decrease) in other payable	28,426	1,244
Increase/(Decrease) in taxes payable	149,519	4,143
Increase/(Decrease) in deferred revenue	(67,281)	389,289
Increase/(Decrease) in employee security deposit	(1,756)	77,563
Increase/(Decrease) in lease liability	(107,679)	(137,209)
Net cash provided (used) by operating activities	(320,119)	(1,024,760)

Investing Activities

Cash used to acquire Huitong	-	(136,722)
Purchase of fixed assets	(107,641)	(200,195)
Loans to related parties	(668,432)	(217,388)
Net cash (used) by investing activities	(776,073)	(554,305)

Financing Activities

Bank loans	292,360	-
Proceeds from capital contribution	-	136,722
Loans from related parties	741,512	1,272,795
Net cash provided (used) by financing activities	1,033,872	1,409,517

Increase (decrease) in cash	(62,320)	(169,548)
Effects of exchange rates on cash	(16,258)	129,780
Cash at beginning of period	698,050	737,818
Cash at end of period	$619,472	$698,050

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$18,780	$-
Income taxes	$-	$-

See Notes to Consolidated Financial Statements

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1-	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (restated)

The United States Securities and Exchange Commission (the "Commission") issued comment letters on the Company’s previously issued financial statements. We provided responses and amended our financial statements per such comments.  Management also believes such restatements reflect corrections of errors and omissions of material disclosures in the historical financial statements, in accordance with US GAAP.

Restatement to a lease

On March 4, 2002, Baishui Dukang signed a lease agreement with Shaanxi Sanjiu Dukang Liquor Production Co., Ltd ("Sanjiu"), pursuant to which Baishui Dukang agreed to lease the liquor production facility of Sanjiu, including all the fixed assets and the piece of land that the fixed assets attached, for a period of 20 years, which was latterly extended to 30 year. On February 3, 2005, Sanjiu was acquired by Shannxi Baishui Dukang Liquor Development Co., Ltd, an affiliate of the Company. On April 30, 2005, Baishui Dukang signed a complementary lease agreement with Shannxi Baishui Dukang Liquor Development Co., Ltd, pursuant to which Baishui Dukang agreed to continue to lease the liquor production facility for the rest of the original 30-year period. Baishui Dukang also agreed to pay $362,450 (RMB 3,000,000) to the local government to continue the lease and to absorb the pension and unemployment insurance expenses of Sanjiu's original employees. All the pension and unemployment insurance payments were to be made directly to the local China Social Security Administration to satisfy all of the pension and unemployment insurance expenses that were required in connection with the original Sanjui employees.

In the previously issued report, we presented the lease as an operating lease.  We now have concluded that we should consolidate Sanjiu into our consolidated financial statement based on FASB ASC 810-10-25 (FIN 46R). Since Sanjiu had ceased operation when we executed the lease agreement, we consolidate the leased assets and the lease payment obligation, including the $362,450 (RMB 3,000,000) paid directly to the local government and the payments that were to be made directly to the local China Social Security Administration to satisfy all of the pension and unemployment insurance payments that were required in connection with the original Sanjui employees in our consolidated financial statements.

Restatement to inventories

Baishui Dukang, one of our subsidiaries, is engaged in the distillery business.  Pursuant to the production requirement, all spirits that are newly distilled from sorghum, so call “liquor base”, must be barrel-aged for several years, so we bottle and sell only a portion of our liquor base inventory each year.  We classify barreled liquor base as work-in-progress.  We presented these barreled liquor base as non-current asset in our previously issued reports, as they are stored beyond one year.  We now have concluded that we should classify all barreled liquor base as a current asset by following industry practice.

These adjustments had effects in the consolidated balance sheets as of December 31, 2009 and 2008, and the consolidated statements of operations, the consolidated statements of changes in shareholders' equity (deficit), and the consolidated statements of cash flows in the year ended December 31, 2009 and 2008, as more fully disclosed in the following.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1-	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

	The following tables present the impact of the adjustments and restatements on a condensed basis:

		Amount Previously
		Reported	As Adjusted

	Consolidated balance sheet as of December 31, 2009

	Other current assets	2,305,164	2,305,164
	Inventories - current	1,262,522	2,694,596
	Property, Plant and Equipment, net	2,688,550	4,631,698
	Intangible assets, net	66,456	66,456
	Prepaid rental expense	357,521	-
	Inventory-long-term	1,432,074	-
	Long-term investment	1,755,104	1,755,104
	Other current liabilities	16,999,234	16,999,234
	Lease liability-current	-	129,722
	Lease liability-long-term	-	1,025,588
	Common stock	100,114	100,114
	Additional paid-in capital	10,671,262	10,671,262
	Accumulated deficit	(17,436,438)	(17,078,877)
	Accumulated other comprehensive income	(452,408)	(421,776)
	Noncontrolling Interest	(14,373)	27,751

	Consolidated balance Sheet as of December 31, 2008

	Other current assets	1,068,455	1,068,455
	Inventories - current	2,006,414	2,959,595
	Property, Plant and Equipment, net	3,065,757	5,047,159
	Intangible assets, net	76,083	76,083
	Prepaid rental expense	372,845	-
	Inventory-long-term	953,181	-
	Long-term investment	1,750,751	1,750,751
	Other current liabilities	15,810,918	15,810,918
	Lease liability-current	-	107,469
	Lease liability-long-term	-	1,152,445
	Common stock	100,114	100,114
	Additional paid-in capital	10,671,262	10,671,262
	Accumulated deficit	(16,904,363)	(16,618,614)
	Accumulated other comprehensive income	(435,777)	(405,969)
	Noncontrolling Interest	51,332	84,418

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1-	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

		Amount Previously
		Reported	As Adjusted

	Consolidated statement of operations for the fiscal year ended December 31, 2009

	Revenue	1,987,659	1,987,659
	Costs of revenue	1,048,066	1,091,224
	Gross Profit	939,593	896,435
	Operating Expenses
	Selling expenses	465,749	465,749
	Other general and administrative expenses	885,772	885,772
	Rental	129,476	5,555
	Total Operating Expenses	1,480,997	1,357,076
	Income (Loss) from Operation	(541,404)	(460,641)
	Other Income (Expenses)	55,693	55,693
	Income (Loss) before Provision for Income Tax	(485,711)	(404,948)
	Provision for Income Tax	(112,161)	(112,161)
	Net Income (Loss)	(597,872)	(517,109)
	Less: Net income attributable to noncontrolling interest	65,797	56,846
	Net Income (Loss) attributable to
	China Du Kang Co., Ltd.	(532,075)	(460,263)

	Consolidated statement of operations for the fiscal year ended December 31, 2008

	Revenue	1,143,195	1,143,195
	Costs of revenue	818,554	860,959
	Gross Profit	324,641	282,236
	Operating Expenses
	Selling expenses	371,397	371,397
	Other general and administrative expenses	1,369,614	1,369,614
	Rental	161,841	8,672
	Total Operating Expenses	1,902,852	1,749,683
	Income (Loss) from Operation	(1,578,211)	(1,467,447)
	Other Income (Expenses)	(13,580)	(13,580)
	Income (Loss) before Provision for Income Tax	(1,591,791)	(1,481,027)
	Provision for Income Tax	-	-
	Net Income (Loss)	(1,591,791)	(1,481,027)
	Less: Net income attributable to noncontrolling interest	89,724	79,212
	Net Income (Loss) attributable to
	China Du Kang Co., Ltd.	(1,502,067)	(1,401,815)

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

Consolidated statement of changes in shareholders' equity (deficiency) for the fiscal year ended December 31, 2009 and 2008--as adjusted

					Accumulated
	Common Stock		Additional		Other		Total
	$0.001 Par Value		Paid-in	Accumulated	Comprehensive	Noncontrolling	Shareholders'	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Interest	Equity	Income
Balances at
December 31, 2007	88,000,000	$88,000	$10,683,376	$(15,216,799)	$(80,214)	$154,512	$(4,371,125)

Reverse merger adjustment*	12,113,791	12,114	(12,114)	-	-	-	-

Proceeds from additional paid-in capital
contribution-Merit	-	-	136,722	-	-	-	136,722

Cash used for Merit to
acquire Huitong	-	-	(136,722)	-	-	-	(136,722)

Comprehensive income
Net income	-	-	-	(1,401,815)	-	(79,212)	(1,481,027)	$(1,481,027)
Other comprehensive income, net of tax:
Effects of foreign currency conversion	-	-	-	-	(325,755)	9,118	(316,637)	(316,637)
Total other comprehensive income								(316,637)
Total comprehensive income								$(1,797,664)
	-	-
Balances at
December 31, 2008	100,113,791	$100,114	$10,671,262	$(16,618,614)	$(405,969)	$84,418	$(6,168,789)

Comprehensive income
Net income	-	-	-	(460,263)	-	(56,846)	(517,109)	$(517,109)
Other comprehensive income, net of tax:
Effects of foreign currency conversion	-	-	-	-	(15,807)	179	(15,628)	(15,628)
Total other comprehensive income								(15,628)
Total comprehensive income								$(532,737)
	-	-
Balances at
December 31, 2009	100,113,791	$100,114	$10,671,262	$(17,078,877)	$(421,776)	$27,751	$(6,701,526)

Consolidated statement of changes in shareholders' equity (deficiency) for the fiscal year ended December 31, 2009 and 2008--previously reported

					Accumulated
	Common Stock		Additional		Other		Total
	$0.001 Par Value		Paid-in	Accumulated	Comprehensive	Noncontrolling	Shareholders'	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Interest	Equity	Income
Balances at
December 31, 2007	88,000,000	$88,000	$10,683,376	$(15,402,296)	$(95,003)	$133,512	$(4,592,411)

Reverse merger adjustment*	12,113,791	12,114	(12,114)	-	-	-	-

Proceeds from additional paid-in capital
contribution-Merit	-	-	136,722	-	-	-	136,722

Cash used for Merit to
acquire Huitong	-	-	(136,722)	-	-	-	(136,722)

Comprehensive income
Net income	-	-	-	(1,502,067)	-	(89,724)	(1,591,791)	$(1,591,791)
Other comprehensive income, net of tax:
Effects of foreign currency conversion	-	-	-	-	(340,774)	7,544	(333,230)	(333,230)
Total other comprehensive income								(333,230)
Total comprehensive income								$(1,925,021)
	-	-
Balances at
December 31, 2008	100,113,791	$100,114	$10,671,262	$(16,904,363)	$(435,777)	$51,332	$(6,517,432)

Comprehensive income
Net income	-	-	-	(532,075)	-	(65,797)	(597,872)	$(597,872)
Other comprehensive income, net of tax:
Effects of foreign currency conversion	-	-	-	-	(16,631)	92	(16,539)	(16,539)
Total other comprehensive income								(16,539)
Total comprehensive income								$(614,411)
	-	-
Balances at
December 31, 2009	100,113,791	$100,114	$10,671,262	$(17,436,438)	$(452,408)	$(14,373)	$(7,131,843)

* The reverse merger adjustment represents the recording of the minority shareholders’ shares outstanding at the time of the reverse merger.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1-	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

		Amount Previously
		Reported	As Adjusted

	Consolidated statement of cash flows for the fiscal year ended December 31, 2009

	Operating Activities

	Net income (loss)	(532,075)	$(460,263)
	Adjustments to reconcile net income (loss) to
	net cash provided (used) by operating activities:
	Minority interest	(65,797)	(56,846)
	Depreciation	141,434	339,782
	Amortization	26,052	9,810
	Changes in operating assets and liabilities:
	(Increase)/Decrease in assets	(159,438)	(159,438)
	Increase/(Decrease) in other liabilities	114,515	114,515
	Increase/(Decrease) in lease liability	-	(107,679)
	Net cash provided (used) by operating activities	(475,309)	(320,119)

	Investing Activities

	Net cash (used) by investing activities	(776,073)	(776,073)

	Financing Activities

	Net cash provided (used) by financing activities	1,033,872	1,033,872

	Increase (decrease) in cash	(217,510)	(62,320)
	Effects of exchange rates on cash	138,932	(16,258)
	Cash at beginning of period	698,050	698,050
	Cash at end of period	619,472	$619,472

	Supplemental Disclosures of Cash Flow Information:
	Cash paid (received) during year for:
	Interest	18,780	$18,780
	Income taxes	-	$-

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1-	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

		Amount Previously
		Reported	As Adjusted

	Consolidated statement of cash flows for the fiscal year ended December 31, 2008

	Operating Activities

	Net income (loss)	$(1,502,067)	$(1,401,815)
	Adjustments to reconcile net income (loss) to
	net cash provided (used) by operating activities:
	Minority interest	(89,724)	(79,212)
	Depreciation	143,314	330,057
	Amortization	9,639	9,639
	Changes in operating assets and liabilities:
	(Increase)/Decrease in assets	6,350	(9,610)
	Increase/(Decrease) in other liabilities	263,390	263,390
	Increase/(Decrease) in lease liability	-	(137,209)
	Net cash provided (used) by operating activities	(1,169,098)	(1,024,760)

	Investing Activities

	Net cash (used) by investing activities	(554,304)	(554,305)

	Financing Activities

	Net cash provided (used) by financing activities	1,409,517	1,409,517

	Increase (decrease) in cash	(313,885)	(169,548)
	Effects of exchange rates on cash	274,117	129,780
	Cash at beginning of period	737,818	737,818
	Cash at end of period	$698,050	$698,050

	Supplemental Disclosures of Cash Flow Information:
	Cash paid (received) during year for:
	Interest	$-	$-
	Income taxes	$-	$-

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2-	ORGANIZATION AND BUSINESS BACKGROUND

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

Baishui Dukang and Brand Management are the two of these affiliated companies that are engaged in business operations.  Du Kang, Merit, Huitong, and Xidenghui are holding companies, whose business is to hold an equity ownership interest in Baishui Dukang and Brand Management.   All these affiliated companies are hereafter referred to as the "Company".  Currently, the Company is principally engaged in the business of production and distribution of distilled spirit with the brand name of “Baishui Dukang”. The Company also franchises the brand name to other liquor manufactures.  The Company's structure is summarized in the following chart.

China Du Kang Co., Ltd. ("China Du Kang") F/K/A Amstar Financial Holdings, Inc. ("AFLH") Incorporated in the State of Nevada on January 16, 1987

Acquiring 100% equity interest on 2/11/2008

Hong Kong Merit Enterprise Limited “Merit" Incorporated in Hong Kong on September 8, 2006

Acquiring 100% equity interest on 1/22/2008

Shaanxi Huitong Food Development Co., Inc. “Huitong” Incorporated in Shaanxi Province, PRC on August 9, 2007

Acquiring 98.24% equity interest on 12/26/2007

Shaanxi Xidenghui Technology Stock Co., Ltd. “Xidenghui” Incorporated in Shaanxi Province, PRC on March 29, 2001

	Acquiring 90.51% equity interest on 5/15/2002	Acquiring 70% equity interest on 11/12/2007

	Shaanxi Baishui Dukang Liquor Co., Ltd. “Baishui Dukang” Incorporated in Shaanxi Province, PRC on March 1, 2002	Shaanxi Baishui Dukang Liquor Brand Management Co., Ltd. “Brand Management” Incorporated in Shaanxi Province, PRC on November 12, 2007

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

Note 4-	GOING CONCERN (restated)

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $17,078,877 at December 31, 2009 that includes losses of $460,263 and $1,401,815 for the year ended December 31, 2009 and 2008, respectively.   In addition, The Company had a working capital deficiency of $12,129,196 and a shareholders' deficiency of $6,701,526 at December 31, 2009.  These factors raise substantial doubt about its ability to continue as a going concern.

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

Foreign Currencies Translation (restated)

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

Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the statement of changes in owners’ equity and amounted to $(421,776) and $(405,969) as of December 31, 2009 and 2008, respectively.  The balance sheet amounts with the exception of equity at December 31, 2009 were translated at 6.837 RMB to $1.00 USD as compared to 6.854 RMB at December 31, 2008. The equity accounts were stated at their historical rate.  The average translation rates applied to income statement accounts for the years ended December 31, 2009 and 2008 were 6.841 RMB and 6.962 RMB, respectively.

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

(2) License Fees

(a) License fees from liquor manufactures

We authorize liquor manufacturers who comply with our requirements to use certain sub brand names of “Baishui Dukang” to process the production of liquor and to sell to customers within the designated area in a certain period of time. The amount of license fee varies based on the sales territory and the number of sub brand names. We generally collect the entire license fee when the license agreement is executed, and then recognize license fee revenue over the beneficial period described by the agreement, as the revenue is realized or realizable and earned.

(b) License fees from liquor stores

We also authorize liquor stores who comply with our requirements to exclusively sell certain sub brand names of “Baishui Dukang” products within the designated area in a certain period of time. The amount of license fee varies based on the sales territory and the number of sub brand names. We generally collect the entire license fee when the agency agreement is executed, and then recognize license fee revenue over the beneficial period described by the agreement, as the revenue is realized or realizable and earned.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5-	SIGNIFICANT ACCOUNTING POLICIES (continued)

Deferred Revenue (restated)

Deferred revenue consists of prepayments to the Company for products that have not yet been delivered to the customers and franchise fees received upfront for services have not yet been rendered and accepted.  Payments received prior to satisfying the Company’s revenue recognition criteria are recorded as deferred revenue.

Cost of License Fees

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

Inventories (restated)

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

Lease (restated)

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

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5- SIGNIFICANT ACCOUNTING POLICIES (continued)

	Lease (restated) (continued)

Estimated Pension and Unemployment Insurance Expenses

Year	Pension Insurance Expense					Unemployment Insurance Expense					Total		Present Value as of December 31, 2009 (the incremental interest rate is 8%)
	Province average salary (RMB)	Annual increase rate	Percentage	No. of employees	Estimated pension insurance expense (RMB)	City average salary (RMB)	Annual increase rate	Percentage	No. of employees	Estimated pension insurance expense	USD$1.00=RMB¥6.83720 @12/31/2009
											(RMB)	(USD)	(RMB)	(USD)
2009	13,254	4%	20%	325	861,494	10,558	4%	2.50%	325	85,784	947,279	138,548
2010	13,784	4%	20%	316	871,143	10,980	4%	2.50%	316	86,745	957,888	140,100	886,934	129,722
2011	14,335	4%	20%	309	885,919	11,420	4%	2.50%	309	88,217	974,136	142,476	835,165	122,150
2012	14,909	4%	20%	301	897,502	11,876	4%	2.50%	301	89,370	986,872	144,339	783,411	114,581
2013	15,505	4%	20%	282	874,483	12,351	4%	2.50%	282	87,078	961,561	140,637	706,776	103,372
2014	16,125	4%	20%	268	864,312	12,846	4%	2.50%	268	86,065	950,377	139,001	646,811	94,602
2015	16,770	4%	20%	258	865,344	13,359	4%	2.50%	258	86,168	951,512	139,167	599,614	87,699
2016	17,441	4%	20%	244	851,123	13,894	4%	2.50%	244	84,752	935,875	136,880	546,074	79,868
2017	18,139	4%	20%	228	827,124	14,449	4%	2.50%	228	82,362	909,486	133,020	491,367	71,867
2018	18,864	4%	20%	215	811,162	15,027	4%	2.50%	215	80,772	891,935	130,453	446,189	65,259
2019	19,619	4%	20%	199	780,828	15,629	4%	2.50%	199	77,752	858,580	125,575	397,689	58,165
2020	20,404	4%	20%	173	705,963	16,254	4%	2.50%	173	70,297	776,260	113,535	332,925	48,693
2021	21,220	4%	20%	148	628,103	16,904	4%	2.50%	148	62,544	690,647	101,013	274,265	40,114
2022	22,068	4%	20%	135	595,849	17,580	4%	2.50%	135	59,332	655,182	95,826	240,909	35,235
2023	22,951	4%	20%	113	518,698	18,283	4%	2.50%	113	51,650	570,348	83,418	194,181	28,401
2024	23,869	4%	20%	102	486,933	19,015	4%	2.50%	102	48,487	535,420	78,310	168,787	24,687
2025	24,824	4%	20%	77	382,290	19,775	4%	2.50%	77	38,067	420,357	61,481	122,698	17,946
2026	25,817	4%	20%	52	268,497	20,566	4%	2.50%	52	26,736	295,233	43,180	79,792	11,670
2027	26,850	4%	20%	41	220,167	21,389	4%	2.50%	41	21,923	242,091	35,408	60,583	8,861
2028	27,924	4%	20%	25	139,618	22,244	4%	2.50%	25	13,903	153,521	22,454	35,573	5,203
2029	29,041	4%	20%	18	104,546	23,134	4%	2.50%	18	10,410	114,957	16,813	24,664	3,607
2030	30,202	4%	20%	12	72,485	24,059	4%	2.50%	12	7,218	79,703	11,657	15,834	2,316
2031	31,410	4%	20%	6	37,692	25,022	4%	2.50%	6	3,753	41,446	6,062	7,624	1,115
2032	32,667	4%	20%	1	6,533	26,023	4%	2.50%	1	651	7,184	1,051	1,224	179
Total					12,696,318					1,264,252	13,960,570	2,180,403	7,899,087	1,155,310

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

Government Subsidies

The Company records government grants as current liabilities upon reception.   A government subsidy revenue is recognized only when there is reasonable assurance that the Company has complied with all conditions attached to the grant.  The Company recognized government subsidy of $73,090 and $0 for the year ended December 31, 2009 and 2008, respectively.

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

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6-	PREPAID EXPENSES

	Prepaid expenses consist of the following:
		December 31,	December 31,
		2009	2008

	Machinery and parts	$-	$10,664
	Raw materials and supplies	285,106	16,129
	Packing and supply materials	221,842	103,727
	Project advance	-	7,878
	Prepaid office expenses	44	-
	Total	$506,992	$138,398

Note 7-	INVENTORIES

	Inventory-short-term consist of following:
		December 31,	December 31,
		2009	2008

	Finished goods	$769,619	$1,131,381
	Work-in-progress	1,789,276	1,564,281
	Raw materials	51,910	95,218
	Supplies and packing materials	83,791	168,715
		$2,694,596	$2,959,595

Note 8-	PROPERTY, PLANT AND EQUIPMENT (restated)

	The following is a summary of property, plant and equipment:
		December 31,	December 31,
		2009	2008

	Building and warehouses	$2,963,873	$2,913,855
	Machinery and equipment	1,857,877	1,820,095
	Office equipment and furniture	194,394	191,029
	Motor vehicles	329,815	491,005
	Leased Assets	2,159,053	2,153,698
		7,505,012	7,569,682

	Less: Accumulated depreciation	(2,914,467)	(2,534,754)
		4,590,545	5,034,928

	Add: Construction in progress	41,153	12,231

	Total	$4,631,698	$5,047,159

	Depreciation expense charged to operations was $339,782 and $330,057 for the years ended December 31, 2009 and 2008, respectively.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9-	INTANGIBLE ASSETS

	The following is a summary of intangible assets, less amortization:

			December 31,	December 31,
			2009	2008

	Land use right		$58,616	$58,471
	Trade Mark of "Xidenghui"		65,816	65,653
	Trade Mark of "Baishui Du Kang"		24,133	24,073
	Total intangible assets		148,565	148,197

	Less: Accumulated amortization		(82,109)	(72,114)

	Total intangible assets, net		$66,456	$76,083

	Amortization expense charged to operations was $9,810 and $9,639 for the years ended December 31, 2009 and 2008, respectively.

Note 10-	DUE FROM RELATED PARTIES

	Due from related parties consists of the following:

			December 31,	December 31,
	Name of Related Party	Description	2009	2008

		Non-consolidated
	Shaanxi Yellow-river Wetlands Park Co., Ltd.	subsidiary	$738,606	$116,717
	Shaanxi Baishui Dukang Trade Co., Ltd.	Affiliate	-	48,332
	Shaanxi Gurong Agriculture Development Co., Ltd.	Affiliate	372,960	-
	Ms. Fenying Nie	Director	-	41,580
	Mr. Yongsheng Wang	CEO	-	21,884
	Total		$1,111,566	$228,513

Note 11-	ACCRUED EXPENSES

	Accrued expenses consist of the following:

			December 31,	December 31,
			2009	2008

	Accrued payroll		$27,357	$29,374
	Accrued employee benefits		60,490	63,331
	Accrued office expenses		4,699	3,922
	Total		$92,546	$96,627

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12- DUE TO RELATED PARTIES

Due to related parties consists of the following:
		December 31,	December 31,
Name of Related Party	Description	2009	2008

Shaanxi Dukang Group Co., Ltd.	Affiliate	$588,857	$471,244
Shaanxi Zhongke Spaceflight Agriculture Development Stock Co., Ltd.	Affiliate	33,543	33,512
Shaanxi Baishui Dukang Marketing Management Co., Ltd.	Affiliate	12,867	1,179
Shaanxi Baishui Dukang Commercial and Trade Co., Ltd.	Affiliate	72,206	72,853
Shaanxi Baishui Dukang Spirits Industry Development Co., Ltd.	Affiliate	1,268,456	876,721
Shaanxi Changjiang electric power and Energy sources Co., Ltd.	Affiliate	-	291,792
Shaanxi Baishui Dukang Trade Co., Ltd.	Affiliate	162,074	-
Shanxi Lantian Fuping Investment Co., Ltd.	Affiliate	292,517	-
Mr. Hongjun Zhang	Shareholder	3,189,801	3,058,821
Mr. Guoqi Diao	Prior director of Xidenghui	393,082	392,107
Ms. Ping Li	Secretary of the Board	582,884	581,438
Mr. Pingjun Nie	Shareholder	4,391,159	4,380,268
Ms. Hong Ge	Prior director of Xidenghui	264,648	263,991
Mr.Hailong Tian	Prior director of Xidenghui	2,767,544	2,760,680
Ms. Ming Chen	Shareholder	296,307	355,761
Mr. Shengli Wang	Prior director of Xidenghui	779,963	778,029
Total		$15,095,908	$14,318,396

Note 13- SALES OF LIQUOR TO RELATED PARTY (restated)

The Company generally sells liquor to liquor distributors. Some of these liquor distributors are our affiliates, which are directly or indirectly, beneficially and in the aggregate, majority-owned and controlled by directors and principal shareholders of the Company.  The amount sold to these affiliates follows:

		For the Year Ended
		December 31,
Name of Related Party	Description	2009	2008

Shaanxi Dukang Group Co., Ltd.	Affiliate	$594,731	$252,813
Shaanxi Baishui Dukang Marketing Management Co., Ltd.	Affiliate	72,149	117,370
Shaanxi Baishui Dukang Commercial and Trade Co., Ltd.	Affiliate	1,538	44,608
Shaanxi Baishui Dukang Spirits Industry Development Co., Ltd.	Affiliate	129,866	321,127
Shaanxi Baishui Dukang Trade Co., Ltd. a/k/a Shanxi Baishui Shiye Co., Ltd.	Affiliate	98,772	118,797
		$897,056	$854,715

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14-	BANK LOANS

	Bank loan consists of the following as of December 31, 2009:

		Loan		Monthly	Guaranteed
	Financial Institutions	Amount	Duration	Interest Rate	By

	Baishui Branch of Agriculture Bank of China	$292,360	01/20/2009-01/19/2010	5.753%	Liquor Base

	Total	$292,360

Interest expense charged to operations for this bank loan was $18,780 for the year ended December 31, 2009. The weighted-average outstanding bank loan balance is $292,360; and the weighted-average monthly interest rate is 5.753‰. The Company subsequently paid off this loan in January 2010.

Note 15-	SEGMENT REPORTING (restated)

The Company operates in two reportable business segments that are determined based upon differences in products and services. Summarized information by business segment for the year ended December 31, 2009 and 2008 is as follows:

		For the Year Ended
		December 31,
		2009	2008
	REVENUE
	Sales of Liquor	$1,059,694	$953,751
	License Fees	927,965	189,444

	COST OF SALES
	Sales of Liquor	$1,091,224	$860,959
	License Fees	-	-

	GROSS PROFITS
	Sales of Liquor	$(31,530)	$92,792
	License Fees	927,965	189,444

		December 31,	December 31,
		2009	2008

	TOTAL ASSETS OF LIQUOR PRODUCTION AND DISTRIBUTION	$7,582,672	$7,666,209

	TOTAL ASSETS OF BRAND NAME FRANCHISE	$1,513,335	$253,988

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15- SEGMENT REPORTING (restated) (continued)

Major Customers (restated)

There were five major customers who made sales approximately 5% or more of the Company’s total sales as summarized in the following:

	For the Year Ended December 31,
	2009		2008
Major		Percentage of		Percentage of
Customer	Revenue	Total Revenue	Revenue	Total Revenue
Shaanxi Dukang Group Co., Ltd.	$594,731	29.92%	$252,813	22.11%
Shaanxi Baishui Dukang Spirits Industry Development Co., Ltd.	129,866	6.53%	321,127	28.09%
Shaanxi HuangMaJia Wuliu Co., LTD	122,026	6.14%	-	-
Shaanxi Baishui Dukang Marketing Management Co., Ltd.	72,149	3.63%	117,370	10.27%
Shaanxi Baishui Dukang Trade Co., Ltd. a/k/a Shanxi Baishui Shiye Co., Ltd.	98,772	4.97%	118,797	10.39%
Total	$1,017,544	51.19%	$810,107	70.86%

Major Suppliers

There were eight major customers who made sales approximately 5% or more of the Company’s total sales as summarized in the following:

	For the Year Ended December 31,
	2009		2008
Major		Percentage of		Percentage of
Suppliers	Purchase	Total Purchase	Purchase	Total Purchase
Sichuan Yibingong Mould Factory Co., Ltd.	$-		$202,445	22.57%
Sichuan Yibin Huanqiu Gelas Glass Manufacturing Co., Ltd.	82,499	14.25%	88,570	9.88%
Wenxi County Hongye Glass Co., Ltd.	97,543	16.85%	71,431	7.96%
Yuncheng Aofeng Glass Co., Ltd.	75,572	13.06%	-	-
Hunan Xinshiji Taochi Co., Ltd.	53,303	9.21%	-	-
Xi'an Global Co., Ltd.	33,569	5.80%	-	-
Xi'an Huanqiu	-	-	62,194	6.93%
Wuxi Jiasheng printing	7,044	1.22%	59,243	6.61%
Total	$349,530	60.39%	$483,883	53.95%

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16-	INCOME TAX

The Company’s PRC subsidiaries, Huitong, Xidenghui, Dukang, and Brand Management, are governed by the Enterprise Income Tax Law of PRC concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws ("the Income Tax Laws").

	Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law has replaced the old laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”).

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

	The Company’s PRC subsidiaries, Huitong Xidenghui, Dukang, and Brand Management are subject to effective income tax rate of 25% beginning from January 1, 2008.

	The provision for income taxes consisted of the following:
		For the Year Ended
		December 31,
		2009	2008
	Provision for US Income Tax	$-	$-
	Provision for PRC national income tax *	112,161	-
	Provision for PRC local income tax	-	-
	Total provision for income taxes	$112,161	$-

	* While the Company occurred a loss in both 2009 and 2008, one of our subsidiary, Brand Management, occurred a profit in 2009 and accordingly accrued a income tax of $112,161.

	The following table reconciles the PRC statutory rates to the Company’s effective tax rate:

		For the Year Ended
		December 31,
		2009	2008

	U.S. Statutory rate	34.00%	34.00%
	Foreign income not recognized in USA	-34.00%	-34.00%
	PRC income tax rate	25.00%	25.00%
	Effect of tax holiday	-25.00%	-25.00%
	Effective income tax rate	0.00%	0.00%

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16-	INCOME TAX (continued)

	The provision for income taxes consisted of the following:
		For the Year Ended
		December 31,
		2009	2008
	Current Income Tax *	$112,161	$-
	Deferred Income Tax	-	-
	Total provision for income taxes	$-	$-

	The components of deferred tax assets and deferred tax liabilities consisted of the following:

		For the Year Ended
		December 31,
		2009	2008
	Deferred Tax Assets
	Net operating loss carry-forward	$3,615,300	$3,779,805
	Less: valuation allowance	(3,615,300)	(3,779,805)
	Net deferred tax assets	$-	$-

		For the Year Ended
		December 31,
		2009	2008

	Deferred Tax Liabilities	$-	$-

As of December 31, 2009 and 2008, the Company had net operating losses of approximately $14,103,639 and $14,833,471 carried forward from prior years.  Although the PRC Income Tax Law allows the enterprises to offset their future taxable income with operating losses carried forward in a 5-year period, enterprises need approval from local tax authority before they can claim such tax benefit, and the outcome of the application is generally uncertain.  In addition, the Management believes that there is no certainty that the Company will realize taxable income in the future. Therefore, the Management established a 100% valuation allowance for the operation losses carried forward and no deferred tax assets have been recorded as a result of these losses.

Note 17-	STATEMENT OF CONSOLIDATED COMPRESENTATIVE INCOME (restated)

		For the Year Ended
		December 31,
		2009	2008

	Net income	$(517,109)	$(1,481,027)
	Other comprehensive income, net of tax:
	Effects of foreign currency conversion	(15,628)	(316,637)
	Total other comprehensive, not of tax	(15,628)	(316,637)
	Comprehensive income	(532,737)	(1,797,664)
	Comprehensive income attributable to
	the noncontrolling interest	(56,667)	(70,094)
	Comprehensive income attributable to
	China Du Kang Co., Ltd.	$(476,070)	$(1,727,570)

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18-	OWNERS' EQUITY

Amstar Financial Holdings, Inc. ("AFLH")

In February 2008, the Company effected a reverse stock split of its common stock in the ratio of 1:10.  The number of common stocks issued and outstanding immediately after the reverse stock split was 1,951,574. All share and per share information included in these consolidated financial statements have been adjusted to reflect this reverse stock split.

In February 2008, the Company issue post split 8,800,000 shares of common stock to a shareholder for $260,000. Since this issuance happened before the reverse merge, the transactions have no affect on the consolidated financial statements presented.

In February 2008, the Company issue post split 362,214 shares of common stock to a shareholder for it consultant services. Since this issuance happened before the reverse merge, the transactions have no affect on the financial statements presented.

In February 2008, the Company issue post split 1,000,000 shares of common stock to an consultant and the Company security legal counsel for their consultant services. Since this issuance happened before the reverse merge, the transactions have no affect on the financial statements presented.

In February 2008, the Company issued post split 88,000,000 shares of its common stock to acquire 100% of Merit's equity ownership interest, thereby causing Merit to become a wholly-owned subsidiary of the Company.

Hong Kong Merit Enterprise Limited ("Merit")

The Articles of Incorporation authorized Merit to issue 10,000 shares of common stock with a par value of $0.128 (HK$ 1.00).  Upon formation of the Company, one share of common stock was issued for $0.128 (HK$ 1.00) on September 8, 2006.

In January 2008, the shareholders contributed $136,722 (RMB 1,000,000) as additional paid-in capital for the acquisition of Huitong. The proceed was subsequently paid to the prior owners of Huitong.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18-	OWNERS' EQUITY (continued)

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

Shaanxi Baishui Dukang Liquor Brand Management Co., Ltd. ("Brand Management")

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

Mr. Wang studied EMBA in Xi’an Jiao Tong University, and obtained his certificate. He served as the purchasing and supplying manager and the vice producing director of Xi Deng Hui Alcohol Co. Ltd. in 1996. He left the prior position and held the post of the vice general manager of Du Kang Liquor Limited Liability Company in 2002. In 2004, he was promoted  to be the Chairman of  Du Kang Liquor Limited Liability Company and he is still the chairman till now. Since Feb. 18th, 2008 till now, he stared to be the Chief Executive Officer of China Dukang Co.,Ltd.

Mr. Wang has nearly fifteen years experience as a director of alcoholic beverage sales companies in the People’s Republic of China. He has been associated with Dukang Liquor since 2002, and has been associated with the Company since its acquisition of the liquor producing facilities. He has served as CEO since 2008, and has directed our efforts to expand our distribution methods and increase the revenues of the Company.

Liu Su Ying, 58, CFO

Ms. Liu passed the Adult Self－Study Examination in Shaanxi from 1987 to 1990 major in Accounting.

Ms. Liu is a certified public account in the PRC, having passed her examination in 1990. Since that time she has been continuously engaged in various accounting positions. She became familiar with US GAAP while preparing reports for those companies, leading up to her selection as the Company’s CFO in 2008.

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

Ms. Nie has nearly a decade of experience in production and sales of liquor in the People’s Republic of China. She was familiar with the Company’s predecessor and has served as a director since 2008. She has been instrumental in guiding the dedicated liquor sales segment of the business.

Director Independence

The Company does not have a separately designated Audit, Nominating, or Compensation committee, and those functions are currently being provided by the members of the Board of Directors.

The board of directors is currently composed of three members, two of whom,Mr. Wang Yongsheng and Ms. Liu Su Ying, are members of the management of China Du Kang.  The OTC Bulletin Board does not have rules regarding director independence.  The following director , Nie Fen Ying, is considered “independent” as defined under the rules of the NASDAQ Stock Market.  Accordingly, only one member of the board is an independent director under the NASDAQ definition.

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

(1)  Unless stated otherwise, the business address for each person named is c/o China Du Kang Co., Ltd.

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

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

2. Exhibits

EXHIBIT TABLE
10-K
(1) Underwriting agreement	N/A
(2) Plan of acquisition, reorganization, arrangement, liquidation or succession*	*
(3) (i) Articles of incorporation	*
(ii) By-laws	*
(4) Instruments defining the rights of security holders, including indentures	*
(5) Opinion re legality	N/A
(6) [Reserved]	N/A
(7) Correspondence from an independent accountant regarding non-reliance on a previously issued audit report or completed interim review	---
(8) Opinion re tax matters	---
(9) Voting trust agreement	X
(10) Material contracts
(11) Statement re computation of per share earnings	X
(12) Statements re computation of ratios	X
(13) Annual report to security holders, Form 10-Q or quarterly report to security holders3	X
(14) Code of Ethics	X
(15) Letter re unaudited interim financial information	---
(16) Letter re change in certifying accountant4	N/A
(17) Correspondence on departure of director	---
(18) Letter re change in accounting principles	N/A
(19) Report furnished to security holders	---
(20) Other documents or statements to security holders	---
(21) Subsidiaries of the registrant	*
(22) Published report regarding matters submitted to vote of security holders	N/A
(23) Consents of experts and counsel
(24) Power of attorney	*
(25) Statement of eligibility of trustee	---
(26) Invitations for competitive bids	---
(27) through (30) [Reserved]
(31) (i) Rule 13a-14(a)/ 15d-14(a) Certifications (ii) Rule 13a-14(d)/ 15d-14(d) Certifications

(32) Section 1350 Certifications6
(33) Report on assessment of compliance with servicing criteria for asset-backed issuers
(34) Attestation report on assessment of compliance with servicing criteria for asset-backed securities
(35) Servicer compliance statement	X
(36) through (98) [Reserved]	N/A
(99) Additional exhibits	N/A
(100) XBRL-Related Documents	N/A
*Previously Filed

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Ac t of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 24, 2011

China Du Kang Co., Ltd.

By:
/s/ Wang Yongsheng
Wang Yongsheng,
President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the following capacities on the dates indicated.

Name & Title                                                  Date

/s/  Wang Yongsheng
Chief Executive Officer (Principal
Executive Officer), President, and Director     January 24, 2011

/s/  Lie Su Ying
Chief Financial Officer (Principal
Financial Officer)                                          January 24, 2011