Form 10-K
period 2010-12-31
CHINA DU KANG CO. LTD.
filed 2011-04-15
CIK 1472635

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2010

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: __________

CHINA DU KANG CO., LTD
(Exact name of small business issuer as specified in its charter)

Nevada	90-0531621
(State or other jurisdiction of	(IRS Employer Identification No.)
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

Large accelerated filer	o
Non-accelerated filer	o (Do not check if a smaller reporting company)
Accelerated filer	o
Smaller reporting company	X

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

TABLE OF CONTENTS

PART I:

Item 1.	Business	1
Item 1A.	Risk Factors	10
Item 1B.	Unresolved Staff Comments	16
Item 2.	Properties	17
Item 3	Legal Proceedings	19
Item 4.	Submission of Matters to a Vote of Security Holders	19

PART II:

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	19
Item 6.	Selected Financial Data	21
Item 7.	Management’s Discussion and Analysis or Plan of Operation	22
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 8.	Financial Statements and Supplementary Data	43
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	38
Item 9A.	Controls and Procedures	38
Item 9A(T).	Controls and Procedures	38
Item 9B.	Other Information	38

PART III:

Item 10.	Directors, Executive Officers and Corporate Governance	38
Item 11.	Executive Compensation	40
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	41
Item 13.	Certain Relationships and Related Transactions, and Director Independence	42
Item 14.	Principal Accounting Fees and Services	43

PART IV:

Item 15.	Exhibits, Financial Statement Schedules	44

SIGNATURES:		48

ITEM 1. BUSINESS

Item 1.	Business

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

Baishui Dukang Liquor Factory was built as a State owned enterprise in the middle of 1970s with about 400 employees. By the early 1990’s it was no longer profitable and Baishui stopped manufacturing in the early 90’s. The Sanjiu Group acquired the facility in 1995, restarted and attempted to operate for one year. Unable to attain profitability, the Sanjiu Group closed the facility in 1998 and it remained closed until Baishui Dukang leased the facility on March 4, 2002.

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

The Company set a new sales strategy, including sales territory that covers many counties in China and since July 2007. Du Kang Liquor products previously have been sold mostly in the larger cities in China. In 2008 and 2009, we put in place distributorship agreements in the form of agencies or licensing that now includes the northeast, north, south coastal region and middle areas of China.

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

We derive revenue from distributors, licensees, and agents as following:

	For the Year Ended
	2010		2009
		Percentage		Percentage
Type of		of Total		of Total
Customer	Revenue	Revenue	Revenue	Revenue
Distributor	$1,270,136	51.06%	$1,059,694	53.31%
Licensee	806,535	32.42%	731,711	36.81%
Agent	410,784	16.51%	196,254	9.87%
	$2,487,454	100.00%	$1,987,659	100.00%

We derive revenue from PRC region as further disclosed in the following:

	For the Year Ended
	2010		2009
		Percentage		Percentage
Name of		of Total		of Total
Province	Revenue	Revenue	Revenue	Revenue
Shaanxi Province	$1,732,035	69.63%	$1,587,641	79.87%
Henan Province	535,064	21.51%	147,707	7.43%
Shandong Province	89,452	3.60%	105,612	5.31%
Hebei Province	6,970	0.28%	-	-
Anhui Province	27,184	1.09%	71,147	3.58%
Hubei Province	83,644	3.36%	-	-
Gansu Province	-	-	23,034	1.16%
Zhejiang Province	6,134	0.25%	35,242	1.77%
Heilongjiang Province	6,970	0.28%	17,276	0.87%
	$2,487,454	100.00%	$1,987,659	100.00%

Our major customers were disclosed as following:

		For the Year Ended December 31,
		2010		2009

Major	Type of		Percentage of		Percentage of
Customer	Customer	Revenue	Total Revenue	Revenue	Total Revenue
Shaanxi Dukang Group Co., Ltd.	Distributor	$1,028,897	41.36%	$594,731	29.92%
Shaanxi Baishui Dukang Spirits Industry Development Co., Ltd.	Distributor	148	0.01%	129,866	6.53%
Shaanxi Baishui Dukang Marketing Management Co., Ltd.	Distributor	-	-	72,149	3.63%
Shaanxi Baishui Dukang Shiye Co., Ltd.	Distributor	162,214	6.52%	98,772	4.97%
Shaanxi HuangMaJia Wuliu Co., LTD	Distributor	-	-	122,026	6.14%
Shanxi Baishui Xingjijiu Marketing Co., Ltd.	Licensee	-	-	299,455	15.07%
Henan Zhechenxian Eastern Liquor Co., Ltd.	Licensee	20,330	0.82%	23,610	1.19%
Henan Jiuquan Liquor Co., Ltd.	Licensee	355,254	14.28%	-	-
Mr. Jincai Bai'	Licensee	125,466	5.04%	-	-
Mr. Anxian Xie	Agent	160,317	6.45%	-	-
Ms. Sue Dong	Agent	138,942	5.59%	-	-
Total		$1,991,568	80.06%	$1,340,609	67.45%

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

Employees

The Company currently has 128 full time employees and no part time employees. During peak seasons the Company hires temporary workers and typically has approximately 250 part time employees during these periods.”

All officers and directors except Director Liu Su Ying are employed on a full time basis and devote their full time energies to the Company. Each officer and director except Ms. Liu devote at least 40 hours per week during each work week.

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

In recent years, company has spent over $4,400 to refurbish the company’s production equipment, factory, building, boiler, water line, electricity as well as air, to improve its efficiency. In addition, the Company has invested in recovery processing of the distiller’s grains produced in liquor-making, in order to produce the fodder.

Item 1A.	Risk Factors

RISK FACTORS

RISKS RELATED TO OUR BUSINESS

OUR AUDITORS HAVE NOTED THERE IS CERTAIN DOUBT ABOUT OUR ABILITY TO OPERATE AS A GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $17,329,753 at December 31, 2010 that includes losses of $102,071 and $515,951for the years ended December 31, 2010 and 2009, respectively. In addition, The Company has a working capital deficiency of $14,551,966 and a shareholders' deficiency of $7,244,112at December 31, 2010. These factors raise certain doubt about its ability to continue as a going concern.

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

WE HAVE HAD LOSSES FROM OPERATIONS AND ANTICIPATE LOSSES FOR THE FORESEEABLE FUTURE.

Since inception we have had limited revenues from operation. Revenues for the year ended December 31, 2009 totaled $ 1,987,659 as compared to $2,487,454 for the year ended 2010. For the year ended December 31, 2009 we experienced a loss from operations of $(489,413 as compared to a gainof $197,434 for the current year.. We expect to incur significant operating expenses and, as a result, will need to generate significant revenues to achieve profitability, which may not occur. Even if we do achieve profitability, we may be unable to sustain or increase profitability on an ongoing basis.

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

The Company has received two Staff comment letters dated February 23, 2011 pertaining to a Form 10 filing.

The first comment letter pertained to a Form 15-12g filed on or about February 8, 2010 that sought to withdraw the Form 10 after its effectiveness on or about January 10, 2010. After discussions with the Staff, the Company withdrew the Form 15-12g which we believe sufficiently resolved the Staff Comments.

The current comment letter contained 28 comments regarding the disclosures in the Company’s Form 10 amendment. The Company has contemporaneously responded to these comment letters and awaits notification from the Staff as to whether the responses sufficiently satisfy the Staff Comments.

ITEM 2.	PROPERTIES.

Property, Plant and Equipment

Depreciation expense charged to operations was $366,490 and $368,554 for the year ended December 31, 2010 and 2009, respectively. The property, plant and equipment shown in the following chart are those held directly by the Company and the remaining properties are owned per a capital lease.

	December 31,	December 31,
	2010	2009

Building and warehouses	$3,171,057	$2,963,873
Machinery and equipment	2,015,433	1,857,877
Office equipment and furniture	182,278	194,394
Motor vehicles	341,059	329,815
Leased assets*	2,300,810	2,159,053
	8,010,637	7,505,012

Less: Accumulated depreciation	(3,849,240)	(3,262,315)
	4,161,397	4,242,697

Add: Construction in progress	262,665	41,153

Total	$4,424,062	$4,283,850

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

Year	Pension Insurance Expense					Unemployment Insurance Expense					Total		Present Value as of December 31, 2010 (the incremental interest rate is 8%)
	Province average salary (RMB)	Annual increase rate	Percentage	No. of employees	Estimated pension insurance expense (RMB)	City average salary (RMB)	Annual increase rate	Percentage	No. of employees	Estimated pension insurance expense	USD$1.00=RMB¥6.61180 @12/31/2010
											(RMB)	(USD)	(RMB)	(USD)
2010	13,784	4%	20%	316	871,143	10,980	4%	2.50%	316	86,745	957,888	144,876
2011	14,335	4%	20%	309	885,919	11,420	4%	2.50%	309	88,217	974,136	147,333	835,165	126,314
2012	14,909	4%	20%	301	897,502	11,876	4%	2.50%	301	89,370	986,872	149,259	783,411	118,487
2013	15,505	4%	20%	282	874,483	12,351	4%	2.50%	282	87,078	961,561	145,431	706,776	106,896
2014	16,125	4%	20%	268	864,312	12,846	4%	2.50%	268	86,065	950,377	143,740	646,811	97,827
2015	16,770	4%	20%	258	865,344	13,359	4%	2.50%	258	86,168	951,512	143,911	599,614	90,688
2016	17,441	4%	20%	244	851,123	13,894	4%	2.50%	244	84,752	935,875	141,546	546,074	82,591
2017	18,139	4%	20%	228	827,124	14,449	4%	2.50%	228	82,362	909,486	137,555	491,367	74,317
2018	18,864	4%	20%	215	811,162	15,027	4%	2.50%	215	80,772	891,935	134,900	446,189	67,484
2019	19,619	4%	20%	199	780,828	15,629	4%	2.50%	199	77,752	858,580	129,856	397,689	60,148
2020	20,404	4%	20%	173	705,963	16,254	4%	2.50%	173	70,297	776,260	117,405	332,925	50,353
2021	21,220	4%	20%	148	628,103	16,904	4%	2.50%	148	62,544	690,647	104,457	274,265	41,481
2022	22,068	4%	20%	135	595,849	17,580	4%	2.50%	135	59,332	655,182	99,093	240,909	36,436
2023	22,951	4%	20%	113	518,698	18,283	4%	2.50%	113	51,650	570,348	86,262	194,181	29,369
2024	23,869	4%	20%	102	486,933	19,015	4%	2.50%	102	48,487	535,420	80,979	168,787	25,528
2025	24,824	4%	20%	77	382,290	19,775	4%	2.50%	77	38,067	420,357	63,577	122,698	18,557
2026	25,817	4%	20%	52	268,497	20,566	4%	2.50%	52	26,736	295,233	44,652	79,792	12,068
2027	26,850	4%	20%	41	220,167	21,389	4%	2.50%	41	21,923	242,091	36,615	60,583	9,163
2028	27,924	4%	20%	25	139,618	22,244	4%	2.50%	25	13,903	153,521	23,219	35,573	5,380
2029	29,041	4%	20%	18	104,546	23,134	4%	2.50%	18	10,410	114,957	17,387	24,664	3,730
2030	30,202	4%	20%	12	72,485	24,059	4%	2.50%	12	7,218	79,703	12,055	15,834	2,395
2031	31,410	4%	20%	6	37,692	25,022	4%	2.50%	6	3,753	41,446	6,268	7,624	1,153
2032	32,667	4%	20%	1	6,533	26,023	4%	2.50%	1	651	7,184	1,087	1,224	185
Total					11,825,175					1,177,507	13,002,682	1,966,587	7,012,153	1,060,551

ITEM 3.	LEGAL PROCEEDINGS.

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

Future sales of our common stock could put downward selling pressure on our shares, and adversely affect the stock price. There is a risk that this downward pressure may make it impossible for an investor to sell his shares at any reasonable price. =

The Company's Common Stock is traded over-the-counter and quoted from time to time in the Pink Sheets Electronic OTC Markets under the trading symbol "CDKG.PK".

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

CALENDAR YEARS	BY QUARTER	BID PRICE
		LOW	HIGH

2010	First	$0.02	0.09
	Second	0.08	0.15
	Third	0.137	0.002
	Fourth	0.002	0.13

2009	First	$0.01	$0.13
	Second	0.015	0.025
	Third	0.017	0.025
	Fourth	0.01	0.02

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

In June, 2008, the Company issued 850,000 shares of common stock, valued at $17,000 to two Chinese consultants and their Chinese attorney. Also, in June 2008, 150,000 shares of common stock, valued at $3,000, to its securities counsel, Charles Barkley.

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

On January 10, 2008, the Company entered into a Plan of Exchange Agreement (the “Exchange Agreement”) with Hong Kong Merit Enterprise Limited (“Merit”), a holding company incorporated in Hong Kong. Merit was a “wholly owned foreign enterprise, generally known as a “WOFE” company, established for the purpose of facilitating an acquisition of a Chinese enterprise. While a Chinese entity may not be owned or controlled by foreign investors or shareholders, the Company’s Chinese counsel opined that a Chinese entity may be acquired in a two step transaction with a WOFE company. The purpose of the Company was simply to facilitate the acquisition and Merit engages in no operations. All operations are carried out through the Chinese entities. The Chart below shows all of the entities but all operations are conducted by entities incorporated in China. The Hong Kong and US corporations conduct no operations and all of the business of the Company is conducted by the entities incorporated in the PRC..

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

Merit was incorporated on September 8, 2006 in Hong Kong under the Companies Ordinances as a Limited Liability company. Merit was formed for the purpose of seeking and consummating a merger or acquisition with a business entity organized as a private corporation, partnership, or sole proprietorship

On January 22, 2008, Merit entered into a Share Purchase Agreement (the “Purchase Agreement”) with the owners of Shaanxi Huitong Food Co., Inc. ("Huitong"), a limited liability company incorporated in the People's Republic of China("PRC") on August 9, 2007 with a registered capital of $128,200 (RMB1,000,000). Pursuant to the Purchase Agreement, Merit agreed to purchase 100% of the equity ownership in Huitong for a cash consideration of $136,722 (RMB 1,000,000). The local government approved the transaction on February 1, 2008. Subsequent to the completion of the acquisition, Huitong became a wholly-owned subsidiary of Merit.

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

We authorize liquor manufacturers who comply with our requirements to use certain sub brand names of “Baishui Dukang” to process the production of liquor and to sell to customers within the designated area in a certain period of time. The amount of licensing fee varies based on the sales territory and the number of sub brand names. We generally collect the entire licensing fee when the licensing contract is executed, and then recognize licensing fee revenue over the beneficial period described by the contract, as the revenue is realized or realizable and earned. We also authorize liquor stores who comply with our requirements to exclusively sell certain sub brand names of “Baishui Dukang” products within the designated area in a certain period of time. The amount of agency fee varies based on the sales territory and the number of sub brand names. We generally collect the entire agency fee when the agency contract is executed, and then recognize agency fee revenue over the beneficial period described by the contract, as the revenue is realized or realizable and earned

The company’s annual income increased from $1,987,659 in 2009 to $2,487,454 in 2010., which included $210,441, or 19.86% increase in sales of liquor, and $289,354, or 31.18% increase in license fees.

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

Note 15-

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

(i ) The company will sign the Contract of Ordering Needed Grain with local farmers, that is to say, purchasing from designated person. In this way, the interest of farmers will be protected and also price risk of grain will be minimized.
(ii) There are almost 2000 tons of stocks of wine base, which absolutely can guarantee the demand for one-year regular production. Therefore, the company will purchase when the food prices is low, and will not purchase when the food prices is high.
(iii) Partial profit of the company is from strategic partner. Accordingly, the fluctuation of food price will have no effect on this part of revenue.

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

Sales.

RESULTS OF OPERATIONS

COMPARISON OF THE YEARS ENDED DECEMBER 31 2010 AND DECEMBER 31, 2009

REVENUES

Gross revenues improved from $1,987,659 and $2,487,454for the years ended December 31,2009 and 2010 respectively due primarily to the sales of liquor and the license fees. We recognize revenue when the earning process is complete which generally occurs when products are shipped, both title and the risks and rewards of ownership are transferred, or services have been rendered and accepted, the selling price is fixed or determinable, and collectability is reasonably assured.. We do not provide unconditional rights of return and other concessions to our customers. Sales returns and other allowances have been immaterial in our operation.

Revenues increased $499,795 or 25% from $1,987,659 to $2,487,454 for the years ended December 31, 2009 and 2010 respectively. The increase was fairly evenly attributable to an increase in license fees and sales of liquor. Sales of liquor improved $210,441, or 19.86% from $1,059,694 for the year ended December 31, 2009 to $1,217,319 for the year ended December 31, 2010.

License fees increased from $927,965 for the year ended December 31, 2009 to $1,217,319 for the year ended December 31, 20010, representing an increase of $289,354, or 31.18% .License fees includes fees payable by our licensees and agents. We added 5 licensees in 2010. The Company expects to continue to expand its network of third party licensees and agents throughout 2010. Increase in license fees resulted from additions to our licensing agreements with third parties who wish to use the Du Kang name. These agreements are for renewable one year terms. We expected our agency fees will increase in 2011 as we implement our sales strategy to increase license fees and to increase sales generated by distributors of liquor.

Management believes these increases confirm the validity in the changes to their distribution model and believes that improvements in license fees and sales of liquor should continue in 2011.

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

INVENTORIES

Inventories consist of following:
	December 31,	December 31,
	2010	2009

Finished goods	$948,300	$769,619
Work-in-progress	1,985,260	1,789,276
Raw materials	102,934	51,910
Supplies and packing materials	237,499	83,791
	$3,273,993	$2,694,596

INCOME/LOSS

The company had experienced a loss from operations of $(489,413) in the year ended December 31, 2009, but shows income from operations of $197,434 which reflects an improvement of $686,847 in the year ended December 31, 2010, The improvement was attributable to an increase in gross profit from $867,663 to $1,243,144 from year ended December 31, 2009 to 2010 and a decrease in operating expenses from $1,357,076 to $1,045,710 for the same periods. The increase in profit is mainly attributed to the performance of new marketing polices and a reduction of selling expenses from $465,749 to $142,212 from the year ended December 31, 2009 to the year ended December 31, 2010. The number of the licensees has increased, the marketing network is expanding and covers more than thirty provinces, cities and districts throughout the country. Revenue has increased by more than 25% compared with the revenue in the year ended Dec 31, 2009.

OPERATING EXPENSES

Total operating expenses decreased from $1,357,076 for the year ended December 31, 2009 to $1,045,710 for the year ended December 31, 2010,, representing an improvement of $311,366 or approximately 22%,.

GENERAL AND ADMINISTRATIVE EXPENSES

The decrease in operating expenses was largely due to the decrease in selling expenses expenses, which was offset by a slight increase in general and administrative expenses of $12,171, from $891,327 for the year ended December 31, 2009 to $903,498 for the year ended December 31, 2010. The increase was largely attributed to the increase of $62,349 in the professional fees and consultant fees from $60,565 for the year ended 2009 to $122,914 for the same period in 2010.Another large increase was in employee benefit and pension from $19,846 for the year ended 2009 to $76,654 for the same period of 2010, which was partially offset byour office expenses decreased from $83,332 for the year ended 2009 to $68,077 for the same period in 2010, and loss on inventory from $121,595 for the year ended December 31, 2009 to $32,849 for the year ended December 31, 2010.

Our travel and entertainment expense increased $30,068 from $145,908 in the year ended December 31, 2009 to $175,976 in the same period in 2010. The increase in travel expenses was due to Relocation of some of offices, include the main offices of Xidenghui and Brand Management.

Payroll decreased from $266,278 at December 31, 2009 to $214,338 as we adjusted our full time staff and made effective use of temporary help. For those same periods, employee benefits and pension increased from $19,846 to $76,654 as we paid more benefit, such as food and housing, to keep our skillful employees; depreciation and amortization decreased from $151,244 to $140,703 as we disposed one vehicle; vehicle expenses increased from $30,168 to $38,469 as the gasoline price increase in PRC;

SELLING EXPENSES

Selling expenses decreased $321,343, or 69%from $465,749in the year ended December 31, 2009 to $142,212 for the year ended December 31, 2010. The decrease is due to a decrease of $ 112,708 in advertising expenses from $135,966 in the year ended December 31, 2009 to $23,258 for the same period in 2010, as we reduce our ads in media as we focus on our main distributors to sell our liquor,. We have now finished most of our package design, so as our expenses for package design decrease from $17,039 in 2009 to $5,266 in 2010. We also decreased our travel and entertainment expenses from $56,327 to $14,979, and promotion expenses from 256,417 to 98,709 as we attended less promotion conference in 2010 than in 2009.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities in 2010 was $1,210,013, as cash used by operating activities was 320, 119 for year ended December 31, 2009.The Changes were primarily due to increase in deferred revenue from (67,281) to $1,216,097 from year ended December 31, 2009 to 2010, as we collected more advance from licensees and agents, which was partially offset by the increase in inventories from 272,211 in 2009 to (475,529) in 2010. The prepaid expenses imporved from (368,052) to (98,923) , as well as the increase in otherpayable from (63,597) to ($4,669) for the same periods.

Cash flows used in investment activities increase from $(776,073) to $(2,131,185) for the years ended December 31, 2009 and December 2010, respectively. The increase was due primarily to the loans that we made to our non-consolidated subsidiary, Shaanxi Yellow-river Wetlands Park Co., Ltd., and Shaanxi Mining New Energy Co., Ltd, a related party. We also uses more cash in purchasing fixed assets in 2010, including equipment and building facility, as we are expanding our production capacity.

Net cash provided by financing activities for the years ended December 31, 2009 and 2010 were $1,033,872 and $1,815,626 respectively. The majority of the change was attributed to from the increase in the proceeds from related parties from $3,145,366 in 2009 to $5,388,390 in 2010, which was partially offset by increase in the amount of repayment to such loans from (2,403,854) in 2009 to (4,015,324) in 2010.. Bank loans increased from 292,360 to 442,560 for the same periods as we take out more bank loan to expending our production capacity..

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

We currently made advance to affiliates as following:

Name of Related Party	Description	Balance @ 12/31/08	Effects of foreign currency conversion	Additional advance in 2009	Collection of advance in 2009	Balance @ 12/31/09	Highest balance during 2009
Shaanxi Baishui Dukang Trade Co., Ltd.	Affiliate	48,332	120	-	48,452	-	48,452
Shaanxi Yellow-river Wetlands Park Co., Ltd.	Affiliate	116,717	290	621,599	-	738,606	738,606
Shaanxi Gurong Agriculture Development Co., Ltd.	Affiliate	-	-	372,960	-	372,960	372,960
Ms. Nie, Fenying	Director	21,884	54	-	21,938	-	21,938
Mr. Wang, Yongsheng	CEO	41,580	104	-	41,684	-	41,684
Total		228,513	568	994,559	112,074	1,111,566	1,223,640

Name of Related Party	Description	Balance @ 12/31/09	Effects of foreign currency conversion	Additional advance in 2010	Collection of advance in 2010	Balance @ 12/31/10	Highest balance during 2010
Shaanxi Baishui Dukang Trade Co., Ltd.	Affiliate	-	-	-	-	-	-
Shaanxi Yellow-river Wetlands Park Co., Ltd.	Affiliate	738,606	50,137	1,135,903	147,520	1,777,126	1,777,126
Shaanxi Gurong Agriculture Development Co., Ltd.	Affiliate	372,960	12,714	-	-	385,674	385,674
Shaanxi Zhongke Spaceflight Agriculture Development Stock Co., Ltd	Affiliate	-	372	14,752	22	15,102	15,102
Shaanxi Mining New Energy Co., Ltd.	Affiliate	-	9,834	389,452	-	399,286	399,286
Ms. Nie, Fenying	Director	-	-	-	-	-	-
Mr. Wang, Yongsheng	CEO	-	-0	11,802	11,802	-	12,100
Total		1,111,566	73,056	1,551,909	159,343	2,577,188	2,589,288

We currently have outstanding eighteen loans from related parties, which are set forth in the charts below. The first chart encompasses all such loans as of December 31, 2007, and the second chart encompasses all such loans as of December 31, 2008. Each of these related party loans is an interest-free demand note with no defined repayment terms. Eight of these loans are from affiliated entities over which the Company exerts control. These entities are affiliated because two of the directors of our company, Mr. Hongjun Zhang and Pinjun Nie are also affiliates of the other companies. The affiliates are directly or indirectly, beneficially and in the aggregate, majority-owned and controlled by directors and principal shareholders of the Company. The remaining eight related party loans are shareholders, and current or former officers and directors. are unsecured, demand notes, which are non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. We have not paid any interest on these loans, Although we may be required to impute interest under certain tax rules. To date we have not imputed any interest on these loans. Cash flows from due from related parties are classified as cash flows from investing activities. Cash flows due to related parties are classified as cash flows from financing activities.

No.	Name of Related-party	Description	2009
			Balance @ 12/31/08	Effects of foreign currency transaltion	Payback in 2009	Additional borrowing in 2009	Balance @ 12/31/09	Highest Balance during 2009
3	Shaanxi Dukang Group Co., Ltd.	Affiliate	471,244	1,172	1,274,734	1,391,175	588,857	881,375
4	Shaanxi Zhongke Spaceflight Agriculture Development Stock Co., Ltd	Affiliate	33,512	31	-	-	33,543	33,543
1	Shaanxi Baishui Dukang Marketing Management Co.Ltd	Affiliate	1,179	3	104,868	116,553	12,867	27,508
2	Shaanxi Baishui Dukang Commercial and Trade Co.Ltd	Affiliate	72,853	180	2,290	1,463	72,206	74,496
5	Shaanxi Baishui Dukang Spirits Industry Development Co.Ltd	Affiliate	876,721	2,179	349,644	739,200	1,268,456	1,353,844
6	Shaanxi Changjiang Electric Power and Energy Sources Co.Ltd	Affiliate	291,792	725	292,517	-	-	292,517
7	Shaanxi Baishui Dukang Trade Co.ltd	Affiliate	-	-	193,849	355,923	162,074	328,935
8	Shaanxi Lantian Fuping Investment Co., Ltd.	Affiliate	-	-	-	292,517	292,517	292,517
9	Shaanxi Baishui Shiye Co., Ltd.	Affiliate	-	-	-	-	-	-
10	Shaanxi Changjiang Petrol Co., Ltd.	Affiliate	-	-	-	-	-	-
11	Mr. Hongjun Zhang	Shareholder	3,058,821	7,605	95,272	218,647	3,189,801	3,189,801
12	Mr. Guoqi Diao	Prior director of Xidenghui	392,107	975	-	-	393,082	393,082
13	Ms. Ping Li	Secretary of the Board	581,438	1,446	-	-	582,884	582,884
14	Mr. Pingjun Nie	Shareholder	4,380,268	10,891	-	-	4,391,159	4,391,159
15	Ms. Hong Ge	Prior director of Xidenghui	263,991	657	-	-	264,648	264,648
16	Mr.Hailong Tian	Prior director of Xidenghui	2,760,680	6,864	-	-	2,767,544	2,767,544
17	Ms. Ming Chen	Shareholder	355,761	884	90,680	30,342	296,307	296,307
18	Mr. Shengli Wang	Prior director of Xidenghui	778,029	1,934	-	-	779,963	779,963
Total			14,318,396	35,546	2,403,854	3,145,820	15,095,908	15,950,123

2010
Balance @ 12/31/09	Effects of foreign currency transaltion	Payback in 2010	Additional borrowing in 2010	Balance @ 12/31/10	Highest Balance during 2010
588,857	87,695	2,030,787	4,708,783	3,354,548	3,354,548
33,543	290	33,833	-	-	34,687
12,867	439	-	-	13,306	13,306
72,206	2,462	-	-	74,668	74,668
1,268,456	32,249	435,402	-	865,303	1,311,699
-	-	-	-	-	-
162,074	9,005	89,360	227,183	308,902	315,728
292,517	9,972	-	-	302,489	302,489
-	2,235	114,584	203,096	90,747	208,224
-	6,221	-	246,358	252,579	252,579
3,189,801	79,125	1,175,938	2,970	2,095,957	3,298,544
393,082	13,400	-	-	406,482	406,482
582,884	19,871	-	-	602,755	602,755
4,391,159	149,332	14,457	-	4,526,035	4,540,857
264,648	9,022	-	-	273,670	273,670
2,767,544	94,347	-	-	2,861,891	2,861,891
296,307	7,048	120,966	-	182,389	306,407
779,963	26,590	-	-	806,553	806,553
15,095,908	549,301	4,015,327	5,388,390	17,018,272	18,965,085

We have cash of $619,472 at the beginning of the 2010 period and cash of $1,994,126 at the end of the period. We have cash sufficient to fund operations for approximately 12 months assuming that sales and margins remain constant.

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

Total assets for the periods ending 2009 and 2010 were $$11,105,170 and $$16,787,333, respectively, an improvement of $5,682,163 or 48%. Total current assets increased for the same periods from $4,999,760 to $8,818,931which was primarily attributable to the increase of loans due from related-parties, which increased from $1,111,566 at December 31, 2009 to $2,577,187 at December 31, 2010; and the increase in cash and cash equivalents from $619,472 to $1,994,126 for the same periods. Inventories also increased during the same periods from $2,694,596 to $3,260,325, as the demand for the increase in the sales of our liquor..

Property, plant and equipment increased from $4,283,850 at December 31, 2009 to $4,424,0062 at December 31, 2010, as we built up production facility. Similar, the land use right increased from 66,456 as of December 31, 2009 to $2,003,122 as we need more space to expend our production capacity.

Liabilities increased from December 31, 200 to December 31, 2010 from $17,128,956 to $23,097,208 We had bank loans of $292,517 at December 31, 2009 and $756,224 at December 31, 2010, respectively. Accounts payable were $856,270 at December 31, 2009 as compared to $891,409 at December 31, 2010. The most significant increase in our liability was the obligation to pay the land use right, which was $1,946,792 as of December 31, 2010. Our deferred revenue increase from $329,092 as of December 31, 2009 to $1,587,115 on December 31, 2010 as we collected more advance from our licensee and agents. We also took more loans from our related parties, which amounted to $17,018,272 as of December 31, 2010, as compared to 15,095,908 on December 31, 2009.

Shareholder Equity

Shareholders’ deficit as of December 31, 2010 were $(7,244,112), as compared to $(7,049,374) as of December 31, 2009.. The increase in shareholders’ deficit was due to theloss in the year ended December 31, 2010. The accumulated deficit was $(17,227,682) at December 31, 2009 as compared to $(17,329,753) at December 31, 2010. The shareholders’ deficit for China Du Kang was $(7,093,128) and $(7,439,597) for those same periods.

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

- and other operating expenses.

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

Off-Balance Sheet Arrangements.

None.

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). This basis of accounting differs from that used in the statutory accounts of the Company, which are prepared in accordance with the "Accounting Principles of China" ("PRC GAAP").

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

The subsidiary manager approves transactions and invoices for payments. The accounting manager for the subsidiary serves as a cross check and payes the invoices and records the transactions. These transactions are recorded and sent to the CFO in PRC GAAP format. The CFO then reviews the reports, converts them to US GAAP, and investigates as needed any issues presented regarding internal controls.

The Company’s current CFO is a certified public accountant in the PRC, having passed her examination in 1990. Since that time she has been continuously engaged in various accounting positions. She became familiar with US GAAP while preparing reports for those companies, leading up to her selection as the Company’s CFO in 2008.

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

The balance sheet amounts with the exception of equity at December 31, 2009 were translated at 6.837 RMB to $1.00 USD as compared to 6.61180 RMB at December 31, 2010. The equity accounts were stated at their historical rate.

Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the statement of changes in owners’ equity and amounted to $(881,220) and $(636,822) as of December 31, 2010 and 2009, respectively. The average translation rates applied to income statement accounts for the years ended December 31, 2010 and 2009 were 6.77875 RMB and 6.84088 RMB, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPLACE WITH CURRENT FINANCIAL STATEMENTS

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

FINANCIAL REPORT

At December 31, 2010 and 2009 and
For the Years Ended December 31, 2010 and 2009

43

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

INDEX

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	2-F

CONSOLIDATED BALANCE SHEETS	3-F

CONSOLIDATED STATEMENTS OF OPERATIONS	4-F

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)	5-F

CONSOLIDATED STATEMENTS OF CASH FLOWS	6-F

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	7-F-37-F

1-F

KEITH K. ZHEN, CPA
CERTIFIED PUBLIC ACCOUNTANT
2070 WEST 6TH STREET - BROOKLYN, NY 11223 - TEL (347) 408-0693 - FAX (347) 602-4868 - EMAIL :KEITHZHEN@GMAIL.COM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
China Du Kang Co., Ltd.
(f/k/a Amstar Financial Holdings, Inc.)

We have audited the accompanying consolidated balance sheets of China Du Kang Co., Ltd. and subsidiaries as of  December 31, 2010 and 2009, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the two-year period ended  December 31, 2010.  China Du Kang Co., Ltd.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Du Kang Co., Ltd. and subsidiaries as of  December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended  December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred an operating loss for each of the years in the two-year period ended  December 31, 2010, and as of December 31, 2010, has a working capital deficiency and a shareholders' deficiency.  These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Keith K. Zhen, CPA
Keith K. Zhen, CPA
Brooklyn, New York
April 15, 2011

2-F

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009
ASSETS		(restated)
Current Assets:
Cash and cash equivalents	$1,994,126	$619,472
Others receivable	74,210	67,134
Prepaid expenses (Note 5)	625,696	506,992
Inventories (Note 6)	3,273,993	2,694,596
Due from related parties (Note 9)	2,577,187	1,111,566
Total current assets	8,545,212	4,999,760

Property, Plant and Equipment, net (Note 7)	4,424,062	4,283,850
Intangible assets, net (Note 8)	2,003,122	66,456
Long-term investment	1,814,937	1,755,104

Total Assets	$16,787,333	$11,105,170

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Bank loans (Note 13)	$756,224	$292,517
Accounts payable	891,409	856,270
Accrued expenses (Note 10)	160,512	92,546
Others payable	64,136	56,711
Land use right purchase payable	1,946,792	-
Taxes payable	502,574	198,965
Deferred revenue	1,587,115	329,092
Due to related parties (Note 11)	17,018,272	15,095,908
Employee security deposit	43,860	77,225
Lease liability-current	126,314	129,722
Total Current Liabilities	23,097,208	17,128,956

Long-term Liabilities:
Lease liability-long-term	934,237	1,025,588
Total Long-term Liabilities	934,237	1,025,588
Total Liabilities	24,031,445	18,154,544

Commitments and Contingencies (Note 19)	-	-

Shareholders' Equity:
China Du Kang Co., Ltd. Shareholders' Equity
Preferred stock, par value $0.001, 5,000,000 shares authorized;
no shares issued and outstanding as of
September 30, 2010 and December 31, 2009	-	-
Common stock, par value $0.001, 250,000,000 shares authorized;
100,113,791 shares issued and outstanding as of
December 31, 2010 and 2009	100,114	100,114
Additional paid-in capital	10,671,262	10,671,262
Accumulated deficit	(17,329,753)	(17,227,682)
Accumulated other comprehensive income	(881,220)	(636,822)
Total China Du Kang Co., Ltd. Shareholders' equity (deficit)	(7,439,597)	(7,093,128)
Noncontrolling Interest	195,485	43,754
Total Shareholders' Equity (Deficit)	(7,244,112)	(7,049,374)
Total Liabilities and Shareholders' Equity (Deficit)	$16,787,333	$11,105,170

See Notes to Consolidated Financial Statements

3-F

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2010	2009
		(restated)
Revenues
Sales of Liquor	$1,270,135	$1,059,694
License Fees	1,217,319	927,965
Gross Profit	2,487,454	1,987,659

Costs of Revenues
Costs of Liquor Sold	1,244,310	1,119,996
Costs of License Fees	-	-
Total Costs of Sales	1,244,310	1,119,996

Gross Profit	1,243,144	867,663

Operating Expenses

Selling Expenses
Advertising expenses	23,258	135,966
Package design	5,266	17,039
Promotion expenses	98,709	256,417
Travel and entertainment	14,979	56,327
Total Selling Expenses	142,212	465,749

General and administrative expenses
Payroll	214,338	266,278
Employee benefit and pension	76,654	19,846
Depreciation and amortization expenses	140,703	151,244
Professional fees and consultancy fees	122,914	60,565
Office expenses	68,077	83,332
Vehicle expenses	38,469	30,168
Loss on physical inventory count	32,849	121,595
Travel and entertainment	175,976	145,908
Other general and administrative expenses	33,518	12,391
Total General and Administrative Expenses	903,498	891,327

Total Operating Expenses	1,045,710	1,357,076

Income (Loss) from Operation	197,434	(489,413)

Other Income (Expenses)
Interest income	2,865	1,485
Interest expenses	(20,124)	(18,780)
Charity donation	-	(1,535)
Governmental subsidy	75,279	73,090
Other income (expense)	(10,213)	1,433
Total other income (expenses)	47,807	55,693

Income (Loss) before Provision for Income Tax	245,241	(433,720)

Provision for Income Tax	(200,773)	(112,161)

Net Income (Loss)	44,468	(545,881)

Less: Net income attributable to noncontrolling interest	146,539	(29,930)

Net Income (Loss) attributable to
China Du Kang Co., Ltd.	$(102,071)	$(515,951)

Basic and Fully Diluted Earnings per Share	$(0.00)	$(0.01)

Weighted average shares outstanding	100,113,791	100,113,791

See Notes to Consolidated Financial Statements

4-F

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY)

FOR THE YEAR ENDED DECEMBER 31, 2010 AND 2009

					Accumulated
	Common Stock		Additional		Other		Total
	$0.001 Par Value		Paid-in	Accumulated	Comprehensive	Noncontrolling	Shareholders'	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Interest	Equity	Income
Balances at
December 31, 2008	100,113,791	$100,114	$10,671,262	$(16,711,731)	$(620,219)	$73,517	$(6,487,057)

Comprehensive income
Net income	-	-	-	(515,951)	-	(29,930)	(545,881)	$(545,881)
Other comprehensive income, net of tax:
Effects of foreign currency conversion	-	-	-	-	(16,603)	167	(16,436)	(16,436)
Total other comprehensive income								(16,436)
Total comprehensive income								$(562,317)
	-	-
Balances at
December 31, 2009	100,113,791	$100,114	$10,671,262	$(17,227,682)	$(636,822)	$43,754	$(7,049,374)

Comprehensive income
Net income	-	-	-	(102,071)	-	146,539	44,468	$44,468
Other comprehensive income, net of tax:
Effects of foreign currency conversion	-	-	-	-	(244,398)	5,192	(239,206)	(239,206)
Total other comprehensive income								(239,206)
Total comprehensive income								$(194,738)
	-	-
Balances at
December 31, 2010	100,113,791	$100,114	$10,671,262	$(17,329,753)	$(881,220)	$195,485	$(7,244,112)

* The reverse merger adjustment represents the recording of the minority shareholders’ shares outstanding at the time of the reverse merger.

See Notes to Financial Statements

5-F

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2010	2009
		(restated)
Operating Activities

Net income (loss)	$(102,071)	$(515,951)
Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:
Minority interest	146,539	(29,930)
Depreciation	366,490	368,554
Amortization	12,087	9,810
Changes in operating assets and liabilities:
(Increase)/Decrease in others payable	(4,669)	(63,597)
(Increase)/Decrease in prepaid expenses	(98,923)	(368,052)
(Increase)/Decrease in inventories	(475,529)	272,211
Increase/(Decrease) in accounts payable	5,802	9,926
Increase/(Decrease) in accrued expenses	63,215	(4,319)
Increase/(Decrease) in other payable	(42,590)	28,426
Increase/(Decrease) in taxes payable	289,516	149,519
Increase/(Decrease) in deferred revenue	1,216,097	(67,281)
Increase/(Decrease) in employee security deposit	(35,111)	(1,756)
Increase/(Decrease) in lease liabilities	(130,840)	(107,679)
Net cash provided (used) by operating activities	1,210,013	(320,119)

Investing Activities

Purchase of fixed assets	(458,311)	(107,641)
Advances to related parties	(1,551,909)	(780,506)
Collections of advances to related parties	159,345	112,074
Net cash (used) by investing activities	(1,850,875)	(776,073)

Financing Activities

Bank loans	442,560	292,360
Proceeds from related parties	5,388,390	3,145,366
Repayments to related parties	(4,015,324)	(2,403,854)
Net cash provided (used) by financing activities	1,815,626	1,033,872

Increase (decrease) in cash	1,174,764	(62,320)
Effects of exchange rates on cash	199,890	(16,258)
Cash at beginning of period	619,472	698,050
Cash at end of period	$1,994,126	$619,472

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$20,124	$18,780
Income taxes	$-	$-

See Notes to Consolidated Financial Statements

6-F

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1-	ORGANIZATION AND BUSINESS BACKGROUND

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

7-F

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1-	ORGANIZATION AND BUSINESS BACKGROUND (continued)

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

8-F

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1-	ORGANIZATION AND OPERATIONS (continued)

Baishui Dukang and Brand Management are the two of these affiliated companies that are engaged in business operations.  Du Kang, Merit, Huitong, and Xidenghui are holding companies, whose business is to hold an equity ownership interest in Baishui Dukang and Brand Management.   All these affiliated companies are hereafter referred to as the "Company".  Currently, the Company is principally engaged in the business of production and distribution of distilled spirit with the brand name of “Baishui Dukang”. The Company also licenses the brand name to other liquor manufactures and liquor stores.  The Company's structure is summarized in the following chart.

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

9-F

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1-	ORGANIZATION AND OPERATIONS (continued)

China Du Kang is the US holding company for Merit, a Hong Kong entity organized under the Companies Ordinance as a limited liability company. Merit was established as a WOFE corporation for the purpose of effecting an acquisition transaction with Huitong, a WOFE corporation incorporated in PRC. Huitong in turn majority owns Xidenghui, which was a Chinese holding company. Xidenghui had two subsidiaries, Baishui Dukang and Brand Management.

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

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $17,329,753 at December 31, 2010 that includes losses of $102,071 and $515,951 for the year ended December 31, 2010 and 2009, respectively.   In addition, The Company had a working capital deficiency of $14,551,996 and a shareholders' deficiency of $7,244,112 at December 31, 2010.  These factors raise substantial doubt about its ability to continue as a going concern.

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

The Company relied heavily for its financing needs on its affiliates, shareholders/directors as more fully disclosed in Note 11.

10-F

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

11-F

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4-	SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company’s financial statements are translated into the reporting currency, the United States Dollar (“US$”).  Assets and liabilities of the Company are translated at the prevailing exchange rate at each reporting period end. Contributed capital accounts are translated using the historical rate of exchange when capital is injected. Income and expense accounts are translated at the average rate of exchange during the reporting period.  Translation adjustments resulting from translation of these consolidated financial statements are reflected as accumulated other comprehensive income (loss) in the consolidated statements of changes in shareholders’ equity.

	The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

	Period Covered	Balance Sheet Date Rates	Average Rates

	Year ended December 31, 2010	6.61180	6.77875
	Year ended December 31, 2009	6.83720	6.84088

	Statement of Cash Flows

In accordance with FASB ASC 830-230, “Statement of Cash Flows”, cash flows from the Company’s operations is calculated based upon the functional currency.  As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

12-F

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4-	SIGNIFICANT ACCOUNTING POLICIES (continued)

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

13-F

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4-	SIGNIFICANT ACCOUNTING POLICIES (continued)

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

14-F

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4-	SIGNIFICANT ACCOUNTING POLICIES (continued)

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

15-F

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4-	SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company owns the right to use three pieces of land, approximately 657 acre, 2.4 acre, and 7.8 acre, located in Weinan City, Shaanxi Province for through February, 2051, March 2055, and May 2059.   The costs of these land use rights are amortized over their prospective beneficial period, using the straight-line method with no residual value.

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

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with the FASB ASC 720-35, “Advertising Costs”. . The advertising costs were $25,452, and $135,966 for the years ended December 31, 2010 and 2009, respectively.

16-F

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4-	SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and Development Costs

Research and development costs relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed when incurred in accordance with the FASB ASC 730, "Research and Development". Research and development costs were immaterial for the year ended December 31, 2010 and 2009, respectively.

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

17-F

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4-	SIGNIFICANT ACCOUNTING POLICIES (continued)

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

18-F

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4-	SIGNIFICANT ACCOUNTING POLICIES (continued)

	Lease (continued)

Estimated Pension and Unemployment Insurance Expenses

Year	Pension Insurance Expense					Unemployment Insurance Expense					Total
	Province average salary (RMB)	Annual increase rate	Percentage	No. of employees	Estimated pension insurance expense (RMB)	City average salary (RMB)	Annual increase rate	Percentage	No. of employees	Estimated pension insurance expense	USD$1.00=RMB¥6.61180 @12/31/2010		Present Value as of December 31, 2010 (the incremental interest rate is 8%)
											(RMB)	(USD)	(RMB)	(USD)
2010	13,784	4%	20%	316	871,143	10,980	4%	2.50%	316	86,745	957,888	144,876
2011	14,335	4%	20%	309	885,919	11,420	4%	2.50%	309	88,217	974,136	147,333	835,165	126,314
2012	14,909	4%	20%	301	897,502	11,876	4%	2.50%	301	89,370	986,872	149,259	783,411	118,487
2013	15,505	4%	20%	282	874,483	12,351	4%	2.50%	282	87,078	961,561	145,431	706,776	106,896
2014	16,125	4%	20%	268	864,312	12,846	4%	2.50%	268	86,065	950,377	143,740	646,811	97,827
2015	16,770	4%	20%	258	865,344	13,359	4%	2.50%	258	86,168	951,512	143,911	599,614	90,688
2016	17,441	4%	20%	244	851,123	13,894	4%	2.50%	244	84,752	935,875	141,546	546,074	82,591
2017	18,139	4%	20%	228	827,124	14,449	4%	2.50%	228	82,362	909,486	137,555	491,367	74,317
2018	18,864	4%	20%	215	811,162	15,027	4%	2.50%	215	80,772	891,935	134,900	446,189	67,484
2019	19,619	4%	20%	199	780,828	15,629	4%	2.50%	199	77,752	858,580	129,856	397,689	60,148
2020	20,404	4%	20%	173	705,963	16,254	4%	2.50%	173	70,297	776,260	117,405	332,925	50,353
2021	21,220	4%	20%	148	628,103	16,904	4%	2.50%	148	62,544	690,647	104,457	274,265	41,481
2022	22,068	4%	20%	135	595,849	17,580	4%	2.50%	135	59,332	655,182	99,093	240,909	36,436
2023	22,951	4%	20%	113	518,698	18,283	4%	2.50%	113	51,650	570,348	86,262	194,181	29,369
2024	23,869	4%	20%	102	486,933	19,015	4%	2.50%	102	48,487	535,420	80,979	168,787	25,528
2025	24,824	4%	20%	77	382,290	19,775	4%	2.50%	77	38,067	420,357	63,577	122,698	18,557
2026	25,817	4%	20%	52	268,497	20,566	4%	2.50%	52	26,736	295,233	44,652	79,792	12,068
2027	26,850	4%	20%	41	220,167	21,389	4%	2.50%	41	21,923	242,091	36,615	60,583	9,163
2028	27,924	4%	20%	25	139,618	22,244	4%	2.50%	25	13,903	153,521	23,219	35,573	5,380
2029	29,041	4%	20%	18	104,546	23,134	4%	2.50%	18	10,410	114,957	17,387	24,664	3,730
2030	30,202	4%	20%	12	72,485	24,059	4%	2.50%	12	7,218	79,703	12,055	15,834	2,395
2031	31,410	4%	20%	6	37,692	25,022	4%	2.50%	6	3,753	41,446	6,268	7,624	1,153
2032	32,667	4%	20%	1	6,533	26,023	4%	2.50%	1	651	7,184	1,087	1,224	185
Total					11,825,175					1,177,507	13,002,682	1,966,587	7,012,153	1,060,551

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

19-F

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4-	SIGNIFICANT ACCOUNTING POLICIES (continued)

Pension and Employee Benefits

Full time employees of the PRC entities participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Company to accrue for these benefits based on certain percentages of the employees' salaries. The Management believes full time employees who have passed the probation period are entitled to such benefits.  The total provisions for such employee benefits was $76,654 and $19,846 for the year ended December 31, 2010 and 2009, respectively.

Government Subsidies

The Company records government grants as current liabilities upon reception.   A government subsidy revenue is recognized only when there is reasonable assurance that the Company has complied with all conditions attached to the grant.  The Company recognized government subsidy of $75,279 and $73,050 for the year ended December 31, 2010 and 2009, respectively.

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

20-F

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4-	SIGNIFICANT ACCOUNTING POLICIES (continued)

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

21-F

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4-	SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with FASB ASC 260, “Earnings Per Share” , which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There are no potentially dilutive securities outstanding (options and warrants) for the year ended December 31, 2010 and 2009, respectively.

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

22-F

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4-	SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In December 2010, FASB issued an amendment to the disclosure of supplementary pro forma information for business combinations. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of this new guidance did not have a material effect on the Company’s financial position and results of operations.

In December 2010, FASB issued an amendment to goodwill impairment test. The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of this new guidance did not have a material effect on the Company’s financial position and results of operations.

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

23-F

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4-	SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In April 2010, FASB issued an amendment to Stock Compensation. The amendment clarifies that an employee stock-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The  adoption of this new guidance did not have a material effect on the Company’s financial position and results of operations.

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

24-F

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5-	PREPAID EXPENSES

	Prepaid expenses consist of the following:
		December 31,	December 31,
		2010	2009

	Machinery and parts	$39,626	$-
	Raw materials and supplies	485,372	285,106
	Packing and supply materials	96,626	221,842
	Office expenses	4,072	44
	Total	$625,696	$506,992

Note 6-	INVENTORIES

	Inventories consist of following:
		December 31,	December 31,
		2010	2009

	Finished goods	$948,300	$769,619
	Work-in-progress	1,985,260	1,789,276
	Raw materials	102,934	51,910
	Supplies and packing materials	237,499	83,791
		$3,273,993	$2,694,596

Note 7-	PROPERTY, PLANT AND EQUIPMENT

	The following is a summary of property, plant and equipment:
		December 31,	December 31,
		2010	2009

	Building and warehouses	$3,171,057	$2,963,873
	Machinery and equipment	2,015,433	1,857,877
	Office equipment and furniture	182,278	194,394
	Motor vehicles	341,059	329,815
	Leased assets	2,300,810	2,159,053
		8,010,637	7,505,012

	Less: Accumulated depreciation	(3,849,240)	(3,262,315)
		4,161,397	4,242,697

	Add: Construction in progress	262,665	41,153

	Total	$4,424,062	$4,283,850

	Depreciation expense charged to operations was $366,490 and $368,554 for the year ended December 31, 2010 and 2009, respectively.

25-F

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8-	INTANGIBLE ASSETS

	The following is a summary of intangible assets, less amortization:

			December 31,	December 31,
			2010	2009

	Land use right		$2,007,407	$58,616
	Trade Mark of "Xidenghui"		68,060	65,816
	Trade Mark of "Baishui Du Kang"		24,955	24,133
	Total intangible assets		2,100,422	148,565

	Less: Accumulated amortization		(97,300)	(82,109)

	Total intangible assets, net		$2,003,122	$66,456

	Amortization expense charged to operations was $12,087 and $9,810 for the year ended December 31, 2010 and 2009, respectively.

Note 9-	DUE FROM RELATED PARTIES

	Due from related parties consists of the following:

			December 31,	December 31,
	Name of Related Party	Description	2010	2009

		Non-consolidated
	Shaanxi Yellow-river Wetlands Park Co., Ltd.	subsidiary	$1,777,125	$738,606
	Shaanxi Gurong Agriculture Development Co., Ltd.	Affiliate	385,674	372,960
	Shaanxi Zhongke Spaceflight Agriculture
	Development Stock Co., Ltd.	Affiliate	15,102	-
	Shaanix Mining New Energy Co., Ltd.	Affiliate	399,286	-
	Total		$2,577,187	$1,111,566

Note 10-	ACCRUED EXPENSES

	Accrued expenses consist of the following:

			December 31,	December 31,
			2010	2009

	Accrued payroll		$26,448	$27,357
	Accrued employee benefits		59,312	60,490
	Accrued pension and employee benefit		69,824	-
	Accrued office expenses		4,928	4,699
	Total		$160,512	$92,546

26-F

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11-	DUE TO RELATED PARTIES

	Due to related parties consists of the following:
				December 31,	December 31,
	Name of Related Party		Description	2010	2009

	Shaanxi Dukang Group Co., Ltd.		Affiliate	$3,354,548	$588,857
	Shaanxi Zhongke Spaceflight Agriculture Development Stock Co., Ltd.		Affiliate	-	33,543
	Shaanxi Baishui Dukang Marketing Management Co., Ltd.		Affiliate	13,306	12,867
	Shaanxi Baishui Dukang Commercial and Trade Co., Ltd.		Affiliate	74,668	72,206
	Shaanxi Baishui Dukang Spirits Industry Development Co., Ltd.		Affiliate	865,303	1,268,456
	Shaanxi Baishui Shiye Co., Ltd.		Affiliate	399,649	162,074
	Shaanxi Lantian Fuping Investment Co., Ltd.		Affiliate	302,489	292,517
	Shaanxi Changjiang Petrol Co., Ltd.		Affiliate	252,579	-
	Mr. Hongjun Zhang		Shareholder	2,095,957	3,189,801
	Mr. Guoqi Diao		Prior director of Xidenghui	406,482	393,082
	Ms. Ping Li		Secretary of the Board	602,755	582,884
	Mr. Pingjun Nie		Shareholder	4,526,035	4,391,159
	Ms. Hong Ge		Prior director of Xidenghui	273,670	264,648
	Mr.Hailong Tian		Prior director of Xidenghui	2,861,891	2,767,544
	Ms. Ming Chen		Shareholder	182,387	296,307
	Mr. Shengli Wang		Prior director of Xidenghui	806,553	779,963
	Total			$17,018,272	$15,095,908

Note 12-	SALES OF LIQUOR TO RELATED PARTY

The Company generally sells liquor to liquor distributors. Some of these liquor distributors are our affiliates, which are directly or indirectly, beneficially and in the aggregate, majority-owned and controlled by directors and principal shareholders of the Company.  The amount sold to these affiliates follows:

				For the Year Ended
				December 31,
	Name of Related Party	Description		2010	2009

	Shaanxi Dukang Group Co., Ltd.	Affiliate		$1,028,897	$594,731
	Shaanxi Baishui Dukang Marketing Management Co., Ltd.	Affiliate		-	72,149
	Shaanxi Baishui Dukang Commercial and Trade Co., Ltd.	Affiliate		-	1,538
	Shaanxi Baishui Dukang Spirits Industry Development Co., Ltd.	Affiliate		-	129,866
	Shaanxi Baishui Dukang Trade Co., Ltd.	Affiliate			98,772
	Shanxi Baishui Shiye Co., Ltd.	Affiliate		162,214	-
				$1,191,111	$897,056

27-F

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13-	BANK LOANS

	Bank loan consists of the following as of December 31, 2010:
		Loan		Annual	Guaranteed
	Financial Institutions	Amount	Duration	Interest Rate	By
	Baishui Branch of Agriculture Bank of China	$756,224	08/02/2010-08/01/2011	6.372%	Buildings
	Total	$756,224

Interest expense charged to operations for this bank loan was $20,124 for the year ended December 31, 2010. The weighted-average outstanding bank loan balance is $305,144; and the weighted-average monthly interest rate is 5.49‰.

	Bank loan consists of the following as of December 31, 2009:
		Loan		Monthly	Guaranteed
	Financial Institutions	Amount	Duration	Interest Rate	By
	Baishui Branch of Agriculture Bank of China	$292,517	01/20/2009-01/19/2010	5.753‰	Liquor Base
	Total	$292,517

Interest expense charged to operations for this bank loan was $18,780 for the year ended December 31, 2009. The weighted-average outstanding bank loan balance is $292,360; and the weighted-average monthly interest rate is 5.753‰. The Company paid off this loan in January 2010.

Note 14-	SEGMENT REPORTING

The Company operates in two reportable business segments that are determined based upon differences in products and services. Summarized information by business segment for the year ended December 31, 2010 and 2009 is as follows:

				For the year Ended
				December 31,
				2010	2009
	REVENUE
	Sales of Liquor			$1,270,135	$1,059,694
	Franchise Fees			1,217,319	927,965

	COST OF SALES
	Sales of Liquor			$1,244,310	$1,119,996
	Franchise Fees			-	-

	GROSS PROFITS
	Sales of Liquor			$25,825	$(60,302)
	Franchise Fees			1,217,319	927,965

				December 31,	December 31,
				2010	2009

	TOTAL ASSETS OF LIQUOR PRODUCTION AND DISTRIBUTION			$12,314,784	$7,234,824

	TOTAL ASSETS OF BRAND NAME FRANCHISE			$3,574,991	$1,513,335

28-F

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14-	SEGMENT REPORTING (continued)

	Major Customers

	There were eleven major customers who made sales approximately 5% or more of the Company’s total sales as summarized in the following:

			For the Year Ended December 31,
			2010		2009

	Major	Type of		Percentage of		Percentage of
	Customer	Customer	Revenue	Total Revenue	Revenue	Total Revenue
	Shaanxi Dukang Group Co., Ltd.	Distributor	$1,028,897	41.36%	$594,731	29.92%
	Shaanxi Baishui Dukang Spirits Industry Development Co., Ltd.	Distributor	148	0.01%	129,866	6.53%
	Shaanxi Baishui Dukang Marketing Management Co., Ltd.	Distributor	-	-	72,149	3.63%
	Shaanxi Baishui Dukang Shiye Co., Ltd.	Distributor	162,214	6.52%	98,772	4.97%
	Shaanxi HuangMaJia Wuliu Co., LTD	Distributor	-	-	122,026	6.14%
	Shanxi Baishui Xingjijiu Marketing Co., Ltd.	Licensee	-	-	299,455	15.07%
	Henan Zhechenxian Eastern Liquor Co., Ltd.	Licensee	20,330	0.82%	23,610	1.19%
	Henan Jiuquan Liquor Co., Ltd.	Licensee	355,254	14.28%	-	-
	Mr. Jincai Bai'	Licensee	125,466	5.04%	-	-
	Mr. Anxian Xie	Agent	160,317	6.45%	-	-
	Ms. Sue Dong	Agent	138,942	5.59%	-	-
	Total		$1,991,568	80.06%	$1,340,609	67.45%

	Major Suppliers

	There were ten major customers who made sales approximately 5% or more of the Company’s total sales as summarized in the following:

			For the Year Ended December 31,
			2010		2009

	Major			Percentage of		Percentage of
	Suppliers		Purchase	Total Purchase	Purchase	Total Purchase
	Sichuan Yibingong Mould Factory Co., Ltd.		$61,253	9.48%	$82,499	14.25%
	Xi'an Global Co., Ltd.		-	-	33,569	5.80%
	Hunan Xinshiji Taochi Co., Ltd.		118,948	18.40%	53,303	9.21%
	Wuhan Huaruiyang Stainless Co., Ltd.		60,317	9.33%
	Hunan Fengling Liangyou China Co., Ltd.		81,278	12.58%	-
	Shanxi Wenxiyingfa Glass Co., Ltd.		69,549	10.76%	97,543	16.85%
	Wuxi Jiasheng Printing Co., Ltd.		-	-	7,044	1.22%
	Mr. Liu, Zhiming		45,047	6.97%	-	-
	Chongqing World Guohua Technology Co., Ltd.		105,163	16.27%	-	-
	Yuncheng Aofeng Glass Co., Ltd.		-	-	75,572	13.06%
	Total		$541,555	83.79%	$349,530	60.39%

29-F

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15-	INCOME TAX

Merit is a holding company registered in Hong Kong and has no operating profit or tax liabilities during the period. The Company is subject to 16.5% income tax on its taxable income generated from operations in Hong Kong.  Merit had no income during the periods presented.

	PRC income tax

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

	The provision for income taxes consisted of the following:
		For the Year Ended
		December 31,
		2010	2009

	Provision for US Income Tax	$-	$-
	Provision for PRC national income tax *	200,773	112,161
	Provision for PRC local income tax	-	-
	Total provision for income taxes	$200,773	$112,161

* While the Company occurred a loss in both 2010 and 2009, one of our subsidiary, Brand Management, occurred a profit in 2010 and 2009, and accordingly accrued a income tax of $200,773 and $112,161 for the year ended December 31, 2010 and 2009, respectively.

30-F

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15-	INCOME TAX (continued)

	The following table reconciles the PRC statutory rates to the Company’s effective tax rate:

		For the Year Ended
		December 31,
		2010	2009

	U.S. Statutory rate	34.00%	34.00%
	Foreign income not recognized in USA	-34.00%	-34.00%
	PRC income tax rate	25.00%	25.00%
	Effective income tax rate	25.00%	25.00%

	The provision for income taxes consisted of the following:
		For the Year Ended
		December 31,
		2010	2009

	Current Income Tax *	$200,773	$112,161
	Deferred Income Tax	-	-
	Total provision for income taxes	$-	$-

	The components of deferred tax assets and deferred tax liabilities consisted of the following:

		For the Year Ended
		December 31,
		2010	2009
	Deferred Tax Assets
	Net operating loss carry-forward	$1,535,666	$3,615,300
	Less: valuation allowance	(1,535,666)	(3,615,300)
	Net deferred tax assets	$-	$-

		For the Year Ended
		December 31,
		2010	2009

	Deferred Tax Liabilities	$-	$-

As of December 31, 2010 and 2009, the Company had net operating losses of approximately $6,142,115 and $14,103,639 carried forward from prior years.  Although the PRC Income Tax Law allows the enterprises to offset their future taxable income with operating losses carried forward in a 5-year period, enterprises need approval from local tax authority before they can claim such tax benefit, and the outcome of the application is generally uncertain.  In addition, the Management believes that there is no certainty that the Company will realize taxable income in the future. Therefore, the Management established a 100% valuation allowance for the operation losses carried forward and no deferred tax assets have been recorded as a result of these losses.

31-F

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16-	OWNERS' EQUITY

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

32-F

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16-	OWNERS' EQUITY (continued)

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

33-F

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17-	NONCONTROLLING INTEREST

	Balance of Noncontrolling Interest consists of the following:

		Subsidiary and Noncontrolling Interest percentage				Total Noncontrolling Interest
		Brand Management	Baishui Dukang	Xidenghui
		30.00%	9.49%	1.76%

	Balance @ December 31, 2007	$40,057	$106,793	$-	(1)	$146,850

	Noncontrolling Interest income (Loss)	(42,081)	(39,814)	(0)		(81,895)

	Other Comprehensive Income (Loss)-
	effects of Foreign Currency Conversion	2,024	6,538	-		8,562

	Balance @ December 31, 2008	$-	$73,517	$(0)		$73,517

	Noncontrolling Interest income (Loss)	30,644	(51,336)	(9,238)		(29,930)

	Other Comprehensive Income (Loss)-
	effects of Foreign Currency Conversion	17	155	(5)		167

	Balance @ December 31, 2009	$30,661	$22,336	$(9,243)		$43,754

	Noncontrolling Interest income (Loss)	180,695	(32,331)	(1,825)		146,540

	Other Comprehensive Income (Loss)-
	effects of Foreign Currency Conversion	5,608	(55)	(361)		5,191

	Balance @ December 31, 2010	$216,964	$(10,050)	$(11,429)		$195,485

34-F

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17-	NONCONTROLLING INTEREST (continued)

	Noncontrolling interest income consists of the following:

	For the Year Ended December 31,
	2010

	Name of Subsidiary	Brand Management	Baishui Dukang		Xidenghui		Parent/Holding Company
		Total Income	Noncontrolling Interest Income	Total Income	Noncontrolling Interest Income	Total Income	Noncontrolling Interest Income	Total Income		Noncontrolling Interest Income
		100%	30%	100%	9.49%	100%	1.76%

	Net Income (Loss)	$602,318	$180,695	$(340,685)	$(32,331)	$(230,270)	$(4,053)	$(230)		$-

	Reverse adjustment made in prior year to
	intercompany profit	-	-	-	-	13,332	235	-		-

	Income (Loss) from subsidiary
	(equity method)	-	-	-	-	113,268	1,994	(101,845)		146,540

	Total Income (Loss)	602,318	180,695	(340,685)	(32,331)	(103,670)	(1,825)	(102,075)		146,540

	Less: Income (Loss) attributable to
	noncontrolling interest	(180,695)	-	32,331	-	1,825	-	-		-

	Income (Loss) attributable to Majority	$421,623		$(308,354)		$(101,845)		$(102,075)	(3)
	Income (Loss) attributable to
	noncontrolling interest		$180,695		$(32,331)		$(1,825)			$146,540

	For the Year Ended December 31,
	2009

	Name of Subsidiary	Brand Management	Baishui Dukang		Xidenghui		Parent/Holding Company
		Total Income	Noncontrolling Interest Income	Total Income	Noncontrolling Interest Income	Total Income	Noncontrolling Interest Income	Total Income		Noncontrolling Interest Income
		100%	30%	100%	9.49%	100%	1.76%

	Net Income (Loss)	$336,484	$100,945	$(540,952)	$(51,336)	$(327,892)	$(5,771)	$(313)		$-

	Adjustment to intercompany profit	-	-	-	-	(13,211)	(233)	-		-

	Income (Loss) from subsidiary
	(equity method)	-	-	-	-	(183,775)	(3,234)	(515,641)		(29,930)

	Total Income (Loss)	336,484	100,945	(540,952)	(51,336)	(524,878)	(9,238)	(515,954)		(29,930)

(1)	Adjustment to noncontrolling interest
	to absorb prior accumulated deficit	-	(70,301)	-	-	-	-	-		-

	Less: Income (Loss) attributable to
	noncontrolling interest	(30,644)	-	51,336	-	9,238	-	-		-

	Income (Loss) attributable to Majority	$305,840		$(489,615)		$(515,641)		$(515,954)	(3)
	Income (Loss) attributable to
	noncontrolling interest		$30,644		$(51,336)		$(9,238)			$(29,930)

35-F

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17-	NONCONTROLLING INTEREST (continued)

	Noncontrolling interest income consists of the following (continued):

	For the Year Ended December 31,
	2008

	Name of Subsidiary	Brand Management	Baishui Dukang		Xidenghui		Parent/Holding Company
		Total Income	Noncontrolling Interest Income	Total Income	Noncontrolling Interest Income	Total Income	Noncontrolling Interest Income	Total Income		Noncontrolling Interest Income
		100%	30%	100%	9.49%	100%	1.76%

	Net Income (Loss)	$(370,523)	$(111,157)	$(419,537)	$(39,814)	$(710,838)	$(12,511)	$(8,401)		$-

	Income (Loss) from subsidiary
	(equity method)	-	-	-	-	(708,164)	(12,464)	(1,419,002)		(81,895)

	Total Income (Loss)	(370,523)	(111,157)	(419,537)	(39,814)	(1,419,002)	(24,974)	(1,427,403)		(81,895)

(1)	Majority absorbed the current period loss
	up to the extent that brought
	the Noncontrolling Interest to zero	-	69,076	-	-	-	24,974	-		-

	Less: Income (Loss) attributable to
	noncontrolling interest	42,081	-	39,814	-	0	-	-		-

	Income (Loss) attributable to Majority	$(328,442)		$(379,723)		$(1,419,002)		$(1,427,403)	(3)
	Income (Loss) attributable to
	noncontrolling interest		$(42,081)		$(39,814)		$(0)			$(81,895)

	(1)
Prior to January 1, 2009, before we adopted ASC 810 (or FAS 160), if the current period loss attributed to the noncontrolling interest resulted in a deficit noncotrolling interest balance, the majority absorbed the current period loss up to the extent that  brought the minority interest back to zero. Any subsequent period income attributed to such noncontrolling interest will first absorb the amount that was absorbed by the majority in the prior period, the balance, if any, will attribute to the noncontrolling interest.

	(2)
After we adopted ASC 810 on January 1, ASC 810-10-45-21 requires that the noncontrolling interest continue to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance.

	(3)	The minor variance between the amount on the table and the amount on the consolidated statements of operations was due to the rounding of foreign currency translation.

36-F

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18-	STATEMENT OF CONSOLIDATED COMPRESENTATIVE INCOME

			For the Year Ended
			December 31,
			2010	2009

	Net income	$	$44,468	$(545,881)
	Other comprehensive income, net of tax:
	Effects of foreign currency conversion		(239,206)	(16,436)
	Total other comprehensive, not of tax		(239,206)	(16,436)
	Comprehensive income		(194,738)	(562,317)
	Comprehensive income attributable to
	the noncontrolling interest		151,731	(29,763)
	Comprehensive income attributable to
	China Du Kang Co., Ltd.	$	$(346,469)	$(532,554)

Note 19-	COMMITMENTS AND CONTINGENCIES

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

37-F

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

Summary Compensation Table

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Wang	2008	$3,026	0	0	0	0	0	0	$3,026
Yongsheng	2009	$3,026	0	0	0	0	0	0	$3,026
CEO	2010	$9,707	0	0	0	0	0	0	$9,707

Liu Su Ying	2008	$3,550	0	0	0	0	0	0	$3,550
CFO	2009	$3,550	0	0	0	0	0	0	$3,550
	2010	2,964	0	0	0	0	0	0	$2,946

Ni Fen Ying	2008	$3,447	0	0	0	0	0	0	$3,447
Director	2009	$3,447	0	0	0	0	0	0	$3,447
	2010	0	0	0	0	0	0	0	$0

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

The following table contains certain information as of December 31, 2010 as to the number of shares of Common Stock beneficially owned by (i) each person known by the Company to own beneficially more than 5% of the Company’s Common Stock, (ii) each person who is a Director of the Company, (iii) all persons as a group who are Directors and Officers of the Company, and as to the percentage of the outstanding shares held by them on such dates and as adjusted to give effect to this Offering.

Name and Position	Shares	Percentage
Wang Yongsheng CEO, Director	9,030,000	9.052%
Liu Su Ying Chief Financial OfficerDirector	0	0%
Deng Guo Gang	8,800,000	8.28%
Totals	17,830,000	17.33%

NAME	AGE	TITLE	DATE OF APPOINTMENT	PERCENT OF TIME DEVOTED
Wang Yongsheng	36	CEO	January 5, 2008	100%
Liu Su Ying	58	Chief Financial Officer	January 5, 2008	100%
Nie fen Ying	43	Director	January 5, 2008	100%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Due to lack of cash resources, our related-parties have been making loans to our company to finance its operation. The related-parties include affiliates and individuals. Affiliates are companies which are directly or indirectly, beneficially and in the aggregate, majority-owned and controlled by directors, officers, and principal shareholders of the Company. Individuals include our officers, shareholders, and prior directors of our subsidiaries. Loans from these related-parties are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. Accordingly, we have not paid any interest for these loans. The further information of these loans follows:

No.	Name of Related-party	Description	2009
			Balance @ 12/31/08	Effects of foreign currency transaltion	Payback in 2009	Additional borrowing in 2009	Balance @ 12/31/09	Highest Balance during 2009
3	Shaanxi Dukang Group Co., Ltd.	Affiliate	471,244	1,172	1,274,734	1,391,175	588,857	881,375
4	Shaanxi Zhongke Spaceflight Agriculture Development Stock Co., Ltd	Affiliate	33,512	31	-	-	33,543	33,543
1	Shaanxi Baishui Dukang Marketing Management Co.Ltd	Affiliate	1,179	3	104,868	116,553	12,867	27,508
2	Shaanxi Baishui Dukang Commercial and Trade Co.Ltd	Affiliate	72,853	180	2,290	1,463	72,206	74,496
5	Shaanxi Baishui Dukang Spirits Industry Development Co.Ltd	Affiliate	876,721	2,179	349,644	739,200	1,268,456	1,353,844
6	Shaanxi Changjiang Electric Power and Energy Sources Co.Ltd	Affiliate	291,792	725	292,517	-	-	292,517
7	Shaanxi Baishui Dukang Trade Co.ltd	Affiliate	-	-	193,849	355,923	162,074	328,935
8	Shaanxi Lantian Fuping Investment Co., Ltd.	Affiliate	-	-	-	292,517	292,517	292,517
9	Shaanxi Baishui Shiye Co., Ltd.	Affiliate	-	-	-	-	-	-
10	Shaanxi Changjiang Petrol Co., Ltd.	Affiliate	-	-	-	-	-	-
11	Mr. Hongjun Zhang	Shareholder	3,058,821	7,605	95,272	218,647	3,189,801	3,189,801
12	Mr. Guoqi Diao	Prior director of Xidenghui	392,107	975	-	-	393,082	393,082
13	Ms. Ping Li	Secretary of the Board	581,438	1,446	-	-	582,884	582,884
14	Mr. Pingjun Nie	Shareholder	4,380,268	10,891	-	-	4,391,159	4,391,159
15	Ms. Hong Ge	Prior director of Xidenghui	263,991	657	-	-	264,648	264,648
16	Mr.Hailong Tian	Prior director of Xidenghui	2,760,680	6,864	-	-	2,767,544	2,767,544
17	Ms. Ming Chen	Shareholder	355,761	884	90,680	30,342	296,307	296,307
18	Mr. Shengli Wang	Prior director of Xidenghui	778,029	1,934	-	-	779,963	779,963
Total			14,318,396	35,546	2,403,854	3,145,820	15,095,908	15,950,123

2010
Balance @ 12/31/09	Effects of foreign currency transaltion	Payback in 2010	Additional borrowing in 2010	Balance @ 12/31/10	Highest Balance during 2010
588,857	87,695	2,030,787	4,708,783	3,354,548	3,354,548
33,543	290	33,833	-	-	34,687
12,867	439	-	-	13,306	13,306
72,206	2,462	-	-	74,668	74,668
1,268,456	32,249	435,402	-	865,303	1,311,699
-	-	-	-	-	-
162,074	9,005	89,360	227,183	308,902	315,728
292,517	9,972	-	-	302,489	302,489
-	2,235	114,584	203,096	90,747	208,224
-	6,221	-	246,358	252,579	252,579
3,189,801	79,125	1,175,938	2,970	2,095,957	3,298,544
393,082	13,400	-	-	406,482	406,482
582,884	19,871	-	-	602,755	602,755
4,391,159	149,332	14,457	-	4,526,035	4,540,857
264,648	9,022	-	-	273,670	273,670
2,767,544	94,347	-	-	2,861,891	2,861,891
296,307	7,048	120,966	-	182,389	306,407
779,963	26,590	-	-	806,553	806,553
15,095,908	549,301	4,015,327	5,388,390	17,018,272	18,965,085

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, Keith Zhen CPA (“Zhen”), for our audit of the annual financial statements for the years ended December 31, 2009 and 2008. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2009(2)	2010(2)

Audit Fees (1)	$50,000	$60,000
Audit-Related Fees (4)	--	--
Tax Fees (5)	--	--
All Other Fees (6)	--	--
Total Accounting Fees and Services	$50,000	$60,000

(1)
Audit Fees. These are fees for professional services for the audit of our annual financial statements, , and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)
The amounts shown in 2009 and 20010 relate to (i) the audit of our annual financial statements for the fiscal years ended December 31, 2009 and 210. We did not become a reporting company until January, 2010 so there were no quarterly reports or other reports that required review prior to this filing.

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
Statements of Cash Flows - for the years ended December 31, 2009 and 2008
Statements of Stockholders’ Equity - for the years ended December 31, 2009 and 2008
Notes to Financial Statements

1.	Exhibits

(b)	Exhibits

The following exhibits are 4* unless otherwise indicated:

EXHIBIT TABLE

(1) Underwriting agreement
(2) Plan of acquisition, reorganization, arrangement, liquidation or succession*
(3) (i) Articles of incorporation – Amended and Restate Articles of Incorporation	Exhibit 3.1*
(ii) By-laws	Exhibit 3.2*
(4) Instruments defining the rights of security holders, including indentures
(4.1) Common Stock Certificate	Exhibit 4.1*
(5) Opinion re legality
(6) [Reserved]
(7) Correspondence from an independent accountant regarding non-reliance on a previously issued audit report or completed interim review
(8) Opinion re tax matters
(9) Voting trust agreement
(10) Material contracts
(10.1) Distribution Agreement – Shaanxi Dukang Liquor Group Co., Ltd.	6*
(10.2) Distribution Agreement – Shaanxi Baishui Dukang Spirits Industry Development Co., Ltd.	6*
(10.3) Distribution Agreement – Shaanxi Dukang Liquor Marketing Management Co., Ltd.	6*
(10.4) Distribution Agreement –Shaanxi Baishui Dukang Shiye Co., Ltd.	6*
(10.5) Distribution Agreement – Shaanxi Dukang Liquor Group Co., Ltd.	6*
(10.6) Loan Agreement – Shaanxi Yellow River Wetlands Park Co., Ltd.	6*
(10.7) Loan Agreement – Shaanxi Yellow River Wetlands Park Co., Ltd.	6*
(10.8) Loan Agreement – Shaanxi Yellow River Wetlands Park Co., Ltd.	6*
(10.9) Loan Agreement – Ms. Piong Li	6*
(10.10) Loan Agreement – Ms. Min Chen	6*
(10.11) Loan Agreement – Ms. Hong Ge	6*
(10.12) Loan Agreement – Ms. Shengli Wang	6*
(10.13) Loan Agreement – Ms. Pingjun Nie	6
(10.14) Loan Agreement – Ms. Hongjun Zhang	6*
(10.15) Loan Agreement – Mr. Hailong Tian.	6*
(10.16) Loan Agreement – Mr. Guogi Diao	6*
(10.17) Loan Agreement – Shanxi Xi Deng Hui Science and Technology Industrial Stock Co., Ltd.	6*
(10.18) Loan Agreement – Shaanxi Huitong Food Development Co., Inc.	6*
(10.19) Loan Agreement – Shanxi Gurong Agricultural Development co., Ltd..	6*
(10.20) Loan Agreement – Shanxi Baishui Dukang Brand Management Co., Ltd.	6*
(10.21) Loan Agreement – Shanxi Lantian Investment Co., Ltd.	6*
(10.22) Loan Agreement – Shanxi Zhongke Spaceflight Agriculture Development Co., Ltd.	6*
(10.23) Loan Agreement – Shanxi Baishui Dukang Trade Co., Ltd..	6*
(10.24) Loan Agreement – Ms. Min Chen .	6*
(10.25) Loan Agreement – Shanxi Baishui Dukang Marketing Management Co., Ltd.	6*
(10.26) Loan Agreement – Shanxi Dukang Liquor Group Co., Ltd.	6*

(10.27) Loan Agreement –Shaanxi Baishui Dukang Commercial and Trade Co., Ltd.	6*
(10.28) Loan Agreement – Shanxi Baishui Shiye Co., Ltd.	6*
(10.29) Loan Agreement – Shanxi Baishui Dukan Spirits Industry Development Co., Ltd.	6*
(10.30) Agency Agreement –Dong Sue	6*
(10.31) Agency Agreement –Dong Sue	6*
(10.32) Agency Agreement –Xue Aixian	6*
(10.33) Agency Agreement –Dong Sue	6*
(10.34) Licensing Agreement –Henan Zhechenxian Eastern Liquor Co. Ltd.	6*
(10.35) Licensing Agreement –Henan Zhechenxian Eastern Liquor Co. Ltd.	6*
(10.36) Licensing Agreement –Anzhou Jinxing Liquor Trade Co. Ltd.	6*
(10.37) State owned Land Use Certificate	2*
(10.38) Complemtary Agreement	2**
(10.39) Equity Transfer Agreement	3*
(10.40) Plan of Exchange Agreement	Exhibit 10.1*
(10.41) Land Use Rights	Exhibit 10.2*
(10.42) Lease Agreement	Exhibit 10.3*
(10.43) Distribution Agreement	Exhibit 10.4*
(10.44) Distribution Agreement	Exhibit 10.5*
(10.45) Distribution Agreement	Exhibit 10.6*
(10.43) Sanitation Licenset	Exhibit 10.7 *
(10.44) Loan Agreement with Shaanxi Changjiang Electric Power and Energy Sources Co., Ltd.	4*
(10.45) Licensing Agreement Henan Zhecheng (Complementary)Agreements	4*
(10.45) Licensing Agreement Henan Zhecheng (Trademark)Agreements	4*
(10.46) Assets Lease Agreement Shaanxi BaiShui Du Kang Liquor Co., Ltd.	4*
(10.47) Licnesing Agreement Shaanxi Baishui Xingjijiu Marketing Co., Ltd.	4*
(10.48) Licensing Agreement Henan Zhecheng (Complementary)Agreements	4*
(10.49) Licensing Agreement Henan Zhecheng (Trademark)Agreements	4*
(10.50) Licensing Agreement Henan Zhecheng (Complementary)Agreements	4*
(10.51) Licensing Agreement Henan Zhecheng (Complementary)Agreements	4*
(11) Statement re computation of per share earnings
(12) Statements re computation of ratios
(13) Annual report to security holders, Form 10-Q or quarterly report to security holders3
(14) Code of Ethics
(15) Letter re unaudited interim financial information
(16) Letter re change in certifying accountant4
(17) Correspondence on departure of director
(18) Letter re change in accounting principles
(19) Report furnished to security holders

(20) Other documents or statements to security holders
(21) Subsidiaries of the registrant	2***
(22) Published report regarding matters submitted to vote of security holders
(23) Consents of experts and counsel
(24) Power of attorney
(25) Statement of eligibility of trustee
(26) Invitations for competitive bids
(27) through (30) [Reserved]
(31) (i) Rule 13a-14(a)/ 15d-14(a) Certifications
(ii) Rule 13a-14(d)/ 15d-14(d) Certifications
(32) Section 1350 Certifications6
(33) Report on assessment of compliance with servicing criteria for asset-backed issuers
(34) Attestation report on assessment of compliance with servicing criteria for asset-backed securities
(35) Servicer compliance statement
(36) through (98) [Reserved]
(99) Additional exhibits
(100) XBRL-Related Documents

2*	Filed as Exhibit 10.2 to Amendment 2 Filed 12-04-2009
2**	Filed as Exhibit 10.3 to Amendment 2 Filed 12-04-2009
2***	Filed as Exhibit 21.1 to Amendment 2 Filed 12-04-2009
3*	Filed as Exhibit 10.1 to Amendment 3 Filed 1-21-2010
3.1	Filed as Exhibit 3.1 to Amendment 4 Filed 4-22-2010
3.2	Filed as Exhibit 3.2 to Amendment 4 Filed 4-22-2010
4*	Filed as an Exhibit to Form 10 on March 24, 2011
4.1	Filed as Exhibit 4.1 to Amendment 4 Filed 4-22-2010
6*	Filed under the same exhibit Number in Amendment 6 Filed 1-24-11

10.1	Plan of Exchange Filed as Exhibit 10.1 to Amendment 4 Filed 4-22-2010
10.2	Land Use Rights Filed as Exhibit 10.2 to Amendment 4 Filed 4-22-2010
10.3	Lease Agreement Filed as Exhibit 10.3 to Amendment 4 Filed 4-22-2010
10.4	Distribution Agreement Filed as Exhibit 10.4 to Amendment 4 Filed 4-22-2010
10.5	Distribution Agreement Filed as Exhibit 10.5 to Amendment 4 Filed 4-22-2010
10.6	Distribution Agreement Filed as Exhibit 10.4 to Amendment 6
10.7	Sanitation License Filed as Exhibit 10.7 to Amendment 4 Filed 4-22-2010

6*	Filed with Amendment 6 to Form 10-12g on 1-24-11.

*Previously Filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Ac t of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2011

China Du Kang Co., Ltd.

By:
/s/ Wang Yongsheng
Wang Yongsheng,
President and Chief Executive Officer

/s/ Lie Su Ying
Chief Financial Officer (Principal
Financial Officer)	April 15, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the following capacities on the dates indicated.

Name & Title	Date

/s/ Wang Yongsheng
Chief Executive Officer (Principal
Executive Officer), President, and Director	April 15, 2011

/s/ Lie Su Ying
Chief Financial Officer (Principal
Financial Officer)	April 15, 2011