Form 10-Q
period 2011-03-31
CHINA DU KANG CO. LTD.
filed 2011-05-23
CIK 1472635

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

[X] YES   [ ] NO

APPLICABLE TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

[X] YES   [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: March 31, 2011: 100,113,791

Transitional Small Business Disclosure Format (check one) Yes [ ]   No [X]

Table of Contents
10-Q – China Du Kang Co., Ltd.
FORM 10-Q

PART I

FINANCIAL STATEMENTS	4

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	26

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	28

CONTROLS AND PROCEDURES	29

PART II

LEGAL PROCEEDINGS	31

RISK FACTORS	32

UNREGISTERED SALES OF EQUITY	38

SECURITIES AND USE OF PROCEEDS	38

DEFAULTS UPON SENIOR SECURITIES	38

EXHIBITS	38

SIGNATURES	39

PART I.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

FINANCIAL REPORT

At March 31, 2011 and December 31, 2010 and
For the Three Months Ended March 31, 2011 and 2010

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

INDEX

PAGE

CONSOLIDATED BALANCE SHEETS	2

CONSOLIDATED STATEMENTS OF OPERATIONS	3

CONSOLIDATED STATEMENTS OF CASH FLOWS	4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	5-28

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$1,314,259	$1,994,126
Accounts receivable	541,314	-
Others receivable	1,370	74,210
Prepaid expenses (Note 6)	429,005	625,696
Inventories (Note 7)	3,586,001	3,273,993
Due from related parties (Note 10)	-	2,577,187
Total current assets	5,871,949	8,545,212

Property, Plant and Equipment, net (Note 8)	4,407,002	4,424,062
Intangible assets, net (Note 9)	2,003,396	2,003,122
Long-term investment	1,826,456	1,814,937

Total Assets	$14,108,803	$16,787,333

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Bank loans (Note 14)	$761,023	$756,224
Accounts payable	981,949	891,409
Accrued expenses (Note 11)	222,979	160,512
Others payable	65,968	64,136
Land use right purchase payable	-	1,946,792
Taxes payable	541,080	502,574
Deferred revenue	1,524,221	1,587,115
Due to related parties (Note 12)	16,161,963	17,018,272
Employee security deposit	44,138	43,860
Lease liability-current	125,147	126,314
Total Current Liabilities	20,428,468	23,097,208

Long-term Liabilities:
Lease liability-long-term	910,357	934,237
Total Long-term Liabilities	910,357	934,237
Total Liabilities	21,338,825	24,031,445

Commitments and Contingencies (Note 20)	-	-

Shareholders' Equity:
China Du Kang Co., Ltd. Shareholders' Equity
Preferred stock, par value $0.001, 5,000,000 shares authorized;
no shares issued and outstanding as of
March 31, 2011 and December 31, 2010	-	-
Common stock, par value $0.001, 250,000,000 shares authorized;
100,113,791 shares issued and outstanding as of
March 31, 2011 and December 31, 2010	100,114	100,114
Additional paid-in capital	10,671,262	10,671,262
Accumulated deficit	(17,314,061)	(17,329,753)
Accumulated other comprehensive income	(928,374)	(881,220)
Total China Du Kang Co., Ltd. Shareholders' equity (deficit)	(7,471,059)	(7,439,597)
Noncontrolling Interest	241,037	195,485
Total Shareholders' Equity (Deficit)	(7,230,022)	(7,244,112)
Total Liabilities and Shareholders' Equity (Deficit)	$14,108,803	$16,787,333

See Notes to Consolidated Financial Statements

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2011	2010
	(unaudited)	(unaudited)
Revenues
Sales of Liquor	427,679	$290,404
License Fees	283,817	199,838
Gross Profit	711,496	490,242

Costs of Revenues
Costs of Liquor Sold	314,451	277,449
Costs of License Fees	-	-
Total Costs of Sales	314,451	277,449

Gross Profit	397,045	212,793

Operating Expenses

Selling Expenses
Advertising expenses	5,907	34,960
Travel and entertainment	1,734	484
Total Selling Expenses	7,641	35,444

General and administrative expenses
Payroll	78,288	51,255
Employee benefit and pension	19,080	5,572
Depreciation and amortization expenses	45,649	34,589
Professional fees and consultancy fees	25,104	35,034
Office expenses	15,842	3,284
Vehicle expenses	9,276	7,083
Loss on physical inventory count	25,687	-
Travel and entertainment	11,029	45,848
Other general and administrative expenses	33,872	1,723
Total General and Administrative Expenses	263,827	184,388

Total Operating Expenses	271,468	219,832

Income (Loss) from Operation	125,577	(7,039)

Other Income (Expenses)
Interest income	1,520	165
Interest expenses	(18,543)	(3,997)
Charity donation	-	-
Governmental subsidy	-	-
Other income (expense)	100	105
Total other income (expenses)	(16,923)	(3,727)

Income (Loss) before Provision for Income Tax	108,654	(10,766)

Provision for Income Tax	(48,781)	(25,246)

Net Income (Loss)	59,873	(36,012)

Less: Net income attributable to noncontrolling interest	44,181	18,160

Net Income (Loss) attributable to
China Du Kang Co., Ltd.	$15,692	$(54,172)

Basic and Fully Diluted Earnings per Share	$0.00	$(0.00)

Weighted average shares outstanding	100,113,791	100,113,791

See Notes to Consolidated Financial Statements

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2011	2010
	(unaudited)	(unaudited)
Operating Activities

Net income (loss)	$15,692	$(54,172)
Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:
Minority interest	44,181	18,160
Depreciation	89,608	89,327
Amortization	12,404	2,454
Changes in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	(539,729)	-
(Increase)/Decrease in others receivable	73,096	50,993
(Increase)/Decrease in prepaid expenses	200,075	311,938
(Increase)/Decrease in inventories	(290,375)	(395,199)
Increase/(Decrease) in accounts payable	84,634	170,689
Increase/(Decrease) in accrued expenses	61,268	38,079
Increase/(Decrease) in other payable	1,421	6,995
Increase/(Decrease) in taxes payable	35,213	(20,314)
Increase/(Decrease) in deferred revenue	(72,754)	63,531
Increase/(Decrease) in lease liabilities	(31,685)	(32,436)
Net cash provided (used) by operating activities	(316,951)	250,045

Investing Activities

Purchase of fixed assets	(77,067)	(28,820)
Purchase of land use right	(1,953,410)	-
Advances to related parties	(303,540)	-
Net cash (used) by investing activities	(2,334,017)	(28,820)

Financing Activities

Repayments of bank loans	-	(292,567)
Proceeds from related parties	1,929,510	742,374
Repayments to related parties	(1,518)	(1,026,358)
Net cash provided (used) by financing activities	1,927,992	(576,551)

Increase (decrease) in cash	(722,976)	(355,326)
Effects of exchange rates on cash	43,109	24,881
Cash at beginning of period	1,994,126	619,472
Cash at end of period	$1,314,259	$289,027

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$13,270	$3,997
Income taxes	$-	$-

See Notes to Consolidated Financial Statements

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1-	BASIS OF PRESENTATION

The accompanying unaudited financial statements of China Du Kang Co., Ltd. and subsidiaries, (the “Company” or "Du Kang") were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company (“Management”) believes that the following disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the notes for the year ended December 31, 2010.

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the three months ended March 31, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $17,314,061 at March 31, 2011 that includes losses of $102,071 and $515,951 for the year ended December 31, 2010 and 2009, respectively.   In addition, The Company had a working capital deficiency of $14,556,519 and a shareholders' deficiency of $7,230,022 at March 31, 2011.  These factors raise substantial doubt about its ability to continue as a going concern.

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

	The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

	Period Covered	Balance Sheet Date Rates	Average Rates

	Three months ended March 31, 2011	6.57010	6.58940
	Three months ended March 31, 2010	6.83610	6.83603
	Year ended December 31, 2010	6.61180	6.66103
	Year ended December 31, 2009	6.83720	6.84088

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

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with the FASB ASC 720-35, “Advertising Costs”.  The advertising costs were $5,907, and $34,960 for the three months ended March 31, 2011 and 2010, respectively.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5-	SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and Development Costs

Research and development costs relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed when incurred in accordance with the FASB ASC 730, "Research and Development". Research and development costs were immaterial for the year three months March 31, 2011 and 2010, respectively.

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

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5-		SIGNIFICANT ACCOUNTING POLICIES (continued)

		Lease (continued)

Estimated Pension and Unemployment Insurance Expenses

	Pension Insurance Expense					Unemployment Insurance Expense					Total
Year	Province average salary (RMB)	Annual increase rate	Percentage	No. of employees	Estimated pension insurance expense (RMB)	City average salary (RMB)	Annual increase rate	Percentage	No. of employees	Estimated pension insurance expense	USD$1.00 = RMB¥6.61180 @12/31/2010		Present Value as of December 31, 2010 (the incremental interest rate is 8%)
											(RMB)	(USD)	(RMB)	(USD)
2010	13,784	4%	20%	316	871,143	10,980	4%	2.50%	316	86,745	957,888	144,876
2011	14,335	4%	20%	309	885,919	11,420	4%	2.50%	309	88,217	974,136	147,333	835,165	126,314
2012	14,909	4%	20%	301	897,502	11,876	4%	2.50%	301	89,370	986,872	149,259	783,411	118,487
2013	15,505	4%	20%	282	874,483	12,351	4%	2.50%	282	87,078	961,561	145,431	706,776	106,896
2014	16,125	4%	20%	268	864,312	12,846	4%	2.50%	268	86,065	950,377	143,740	646,811	97,827
2015	16,770	4%	20%	258	865,344	13,359	4%	2.50%	258	86,168	951,512	143,911	599,614	90,688
2016	17,441	4%	20%	244	851,123	13,894	4%	2.50%	244	84,752	935,875	141,546	546,074	82,591
2017	18,139	4%	20%	228	827,124	14,449	4%	2.50%	228	82,362	909,486	137,555	491,367	74,317
2018	18,864	4%	20%	215	811,162	15,027	4%	2.50%	215	80,772	891,935	134,900	446,189	67,484
2019	19,619	4%	20%	199	780,828	15,629	4%	2.50%	199	77,752	858,580	129,856	397,689	60,148
2020	20,404	4%	20%	173	705,963	16,254	4%	2.50%	173	70,297	776,260	117,405	332,925	50,353
2021	21,220	4%	20%	148	628,103	16,904	4%	2.50%	148	62,544	690,647	104,457	274,265	41,481
2022	22,068	4%	20%	135	595,849	17,580	4%	2.50%	135	59,332	655,182	99,093	240,909	36,436
2023	22,951	4%	20%	113	518,698	18,283	4%	2.50%	113	51,650	570,348	86,262	194,181	29,369
2024	23,869	4%	20%	102	486,933	19,015	4%	2.50%	102	48,487	535,420	80,979	168,787	25,528
2025	24,824	4%	20%	77	382,290	19,775	4%	2.50%	77	38,067	420,357	63,577	122,698	18,557
2026	25,817	4%	20%	52	268,497	20,566	4%	2.50%	52	26,736	295,233	44,652	79,792	12,068
2027	26,850	4%	20%	41	220,167	21,389	4%	2.50%	41	21,923	242,091	36,615	60,583	9,163
2028	27,924	4%	20%	25	139,618	22,244	4%	2.50%	25	13,903	153,521	23,219	35,573	5,380
2029	29,041	4%	20%	18	104,546	23,134	4%	2.50%	18	10,410	114,957	17,387	24,664	3,730
2030	30,202	4%	20%	12	72,485	24,059	4%	2.50%	12	7,218	79,703	12,055	15,834	2,395
2031	31,410	4%	20%	6	37,692	25,022	4%	2.50%	6	3,753	41,446	6,268	7,624	1,153
2032	32,667	4%	20%	1	6,533	26,023	4%	2.50%	1	651	7,184	1,087	1,224	185
Total					11,825,175					1,177,507	13,002,682	1,966,587	7,012,153	1,060,551

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

Pension and Employee Benefits

Full time employees of the PRC entities participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Company to accrue for these benefits based on certain percentages of the employees' salaries. The Management believes full time employees who have passed the probation period are entitled to such benefits.  The total provisions for such employee benefits was $17,515 and $5,572 for the three months ended March 31, 2011 and 2010, respectively.

Government Subsidies

The Company records government grants as current liabilities upon reception.   A government subsidy revenue is recognized only when there is reasonable assurance that the Company has complied with all conditions attached to the grant.  The Company recognized government subsidy of $0 and $0 for the three months ended March 31, 2011 and 2010, respectively.

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

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with FASB ASC 260, “Earnings Per Share” , which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There are no potentially dilutive securities outstanding (options and warrants) for the three months ended March 31, 2011 and 2010, respectively.

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

Recent Accounting Pronouncements

In January 2011, the FASB temporarily deferred the disclosures regarding troubled debt restructurings which were included in the disclosure requirements about the credit quality of financing receivables and the allowance for credit losses which was issued in July 2010.  In April 2011, the FASB issued additional guidance and clarifications to help creditors in determining whether a creditor has granted a concession, and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The new guidance and the previously deferred disclosures are effective July 1, 2011 applied retrospectively to January 1, 2011. Prospective application is required for any new impairments identified as a result of this guidance. The Management does not expect the  adoption of this new guidance will have a material effect on the Company’s financial position and results of operations.

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

In January 2010, the FASB issued additional disclosure requirements for fair value measurements. The guidance requires previous fair value hierarchy disclosures to be further disaggregated by class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. In addition, significant transfers between Levels 1 and 2 of the fair value hierarchy are required to be disclosed. These additional requirements became effective January 1, 2010 for quarterly and annual reporting.  The  adoption of this new guidance did not have a material effect on the Company’s financial position and results of operations. In addition, the fair value disclosure amendments also require more detailed disclosures of the changes in Level 3 instruments. These changes are effective beginning January 1, 2011.The  adoption of these new guidances did not have a material effect on the Company’s financial position and results of operations.

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

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6-	PREPAID EXPENSES

	Prepaid expenses consist of the following:
		March 31,	December 31,
		2011	2010
		(unaudited)

	Machinery and parts	$38,204	$39,626
	Raw materials and supplies	324,908	485,372
	Packing and supply materials	56,244	96,626
	Office expenses	9,649	4,072
	Total	$429,005	$625,696

Note 7-	INVENTORIES

	Inventories consist of following:
		March 31,	December 31,
		2011	2010
		(unaudited)

	Finished goods	$987,989	$948,300
	Work-in-progress	2,176,344	1,985,260
	Raw materials	55,696	102,934
	Supplies and packing materials	365,972	237,499
		$3,586,001	$3,273,993

Note 8-	PROPERTY, PLANT AND EQUIPMENT

	The following is a summary of property, plant and equipment:
		March 31,	December 31,
		2011	2010
		(unaudited)

	Building and warehouses	$3,191,180	$3,171,057
	Machinery and equipment	2,031,088	2,015,433
	Office equipment and furniture	183,448	182,278
	Motor vehicles	343,223	341,059
	Leased assets	2,314,875	2,300,810
		8,063,814	8,010,637

	Less: Accumulated depreciation	(3,996,104)	(3,849,240)
		4,067,710	4,161,397

	Add: Construction in progress	339,292	262,665

	Total	$4,407,002	$4,424,062

	Depreciation expense charged to operations was $89,608 and $89,327 for the three months ended March 31, 2011 and 2010, respectively.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9-	INTANGIBLE ASSETS

	The following is a summary of intangible assets, less amortization:
			March 31,	December 31,
			2011	2010
			(unaudited)

	Land use right		$2,020,148	$2,007,407
	Trade Mark of "Xidenghui"		68,492	68,060
	Trade Mark of "Baishui Du Kang"		25,114	24,955
	Total intangible assets		2,113,754	2,100,422

	Less: Accumulated amortization		(110,358)	(97,300)

	Total intangible assets, net		$2,003,396	$2,003,122

	Amortization expense charged to operations was $12,404 and $2,454 for the three months ended March 31, 2011 and 2010, respectively.

Note 10-	DUE FROM RELATED PARTIES

	Due from related parties consists of the following:
			March 31,	December 31,
			2011	2010
	Name of Related Party	Description	(unaudited)

		Non-consolidated
	Shaanxi Yellow-river Wetlands Park Co., Ltd.	subsidiary	$-	$1,777,125
	Shaanxi Gurong Agriculture Development Co., Ltd.	Affiliate	-	385,674
	Shaanxi Zhongke Spaceflight Agriculture
	Development Stock Co., Ltd.	Affiliate	-	15,102
	Shaanix Mining New Energy Co., Ltd.	Affiliate	-	399,286
	Total		$-	$2,577,187

Note 11-	ACCRUED EXPENSES

	Accrued expenses consist of the following:
			March 31,	December 31,
			2011	2010
			(unaudited)

	Accrued payroll		$30,972	$26,448
	Accrued employee benefits		59,688	59,312
	Accrued pension and employee benefit		87,178	69,824
	Accrued office expenses		45,141	4,928
	Total		$222,979	$160,512

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12-	DUE TO RELATED PARTIES

	Due to related parties consists of the following:

				March 31,	December 31,
				2011	2010
	Name of Related Party		Description	(unaudited)

	Shaanxi Dukang Group Co., Ltd.		Affiliate	$1,900,111	$3,354,548
	Shaanxi Baishui Dukang Marketing Management Co., Ltd.		Affiliate	13,390	13,306
	Shaanxi Baishui Dukang Commercial and Trade Co., Ltd.		Affiliate	75,141	74,668
	Shaanxi Baishui Dukang Spirits Industry Development Co., Ltd.		Affiliate	1,319,799	865,303
	Shaanxi Baishui Shiye Co., Ltd.		Affiliate	386,965	399,649
	Shaanxi Lantian Fuping Investment Co., Ltd.		Affiliate	304,409	302,489
	Shaanxi Changjiang Petrol Co., Ltd.		Affiliate	254,182	252,579
	Mr. Hongjun Zhang		Shareholder	2,412,147	2,095,957
	Mr. Guoqi Diao		Prior director of Xidenghui	13,330	406,482
	Ms. Ping Li		Secretary of the Board	606,581	602,755
	Mr. Pingjun Nie		Shareholder	4,554,761	4,526,035
	Ms. Hong Ge		Prior director of Xidenghui	275,407	273,670
	Mr.Hailong Tian		Prior director of Xidenghui	2,880,055	2,861,891
	Ms. Ming Chen		Shareholder	354,013	182,387
	Mr. Shengli Wang		Prior director of Xidenghui	811,672	806,553
	Total			$16,161,963	$17,018,272

Note 13-	SALES OF LIQUOR TO RELATED PARTY

The Company generally sells liquor to liquor distributors. Some of these liquor distributors are our affiliates, which are directly or indirectly, beneficially and in the aggregate, majority-owned and controlled by directors and principal shareholders of the Company.  The amount sold to these affiliates follows:

				For the Three Months Ended
				March 31,
				2011	2010
	Name of Related Party	Description		(unaudited)	(unaudited)

	Shaanxi Dukang Group Co., Ltd.	Affiliate		$358,244	$218,969
	Shaanxi Baishui Dukang Commercial and Trade Co., Ltd.	Affiliate		-	56,167
	Shanxi Baishui Shiye Co., Ltd.	Affiliate		67,803	-
				$426,047	$275,136

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14-	BANK LOANS

	Bank loan consists of the following as of March 31, 2011:
		Loan		Monthly	Guaranteed
	Financial Institutions	Amount	Duration	Interest Rate	By
	Baishui Branch of Agriculture Bank of China	$761,023	08/02/2010-08/01/2011	6.372%	Buildings
	Total	$761,023

Interest expense charged to operations for this bank loan was $13,270  for the three months ended March 31, 2011. The weighted-average outstanding bank loan balance is $761,023; and the weighted-average monthly interest rate is 5.829‰.

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

The Company operates in two reportable business segments that are determined based upon differences in products and services. Summarized information by business segment for the year ended December 31, 2010 and 2009 is as follows:

				For the Three Months Ended
				March 31,
				2011	2010
				(unaudited)	(unaudited)
	REVENUE
	Sales of Liquor			$427,679	$290,404
	Franchise Fees			283,817	199,838

	COST OF SALES
	Sales of Liquor			$314,451	$277,449
	Franchise Fees			-	-

	GROSS PROFITS
	Sales of Liquor			$113,228	$12,955
	Franchise Fees			283,817	199,838

				March 31,	December 31,
				2011	2010
				(unaudited)

	TOTAL ASSETS OF LIQUOR PRODUCTION AND DISTRIBUTION			$12,507,829	$12,314,784

	TOTAL ASSETS OF BRAND NAME FRANCHISE			$4,718,292	$3,574,991

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15-	SEGMENT REPORTING (continued)

	Major Customers

	There were nine major customers who made sales approximately 5% or more of the Company’s total sales as summarized in the following:

				For the Three Months Ended March 31,
				2011		2010
				(unaudited)		(unaudited)

	Major	Type of			Percentage of		Percentage of
	Customer	Customer		Revenue	Total Revenue	Revenue	Total Revenue
	Shaanxi Dukang Group Co., Ltd.	Distributor		$358,244	50.35%	$218,969	44.67%
	Shaanxi Baishui Dukang Shiye Co., Ltd.	Distributor		67,803	9.53%	56,167	11.46%
	Mr. Jincai Bai'	Licensee		43,203	6.07%	-	-
	Ms. Xiaoyan Shi	Agent		50,403	7.08%	-	-
	Mr. Anxian Xie	Agent		43,203	6.07%	48,381	9.87%
	Ms. Xiaoli Du	Agent		36,002	5.06%	-	-
	Ms. Sue Dong	Agent		36,002	5.06%	45,616	9.30%
	Total			$634,860	89.23%	$369,133	75.30%

	Major Suppliers

	There were six major customers who made sales approximately 5% or more of the Company’s total sales as summarized in the following:

				For the Three Months Ended March 31,
				2011		2010
				(unaudited)		(unaudited)

	Major				Percentage of		Percentage of
	Suppliers			Purchase	Total Purchase	Purchase	Total Purchase
	Sichuan Yibingong Mould Factory Co., Ltd.		$			$26,985	30.37%
	Hunan Xinshiji Taochi Co., Ltd.			61,871	25.42%	-	-
	Hunan Fengling Liangyou China Co., Ltd.			27,426	11.27%	43,003	48.39%
	Wenxi Hongye Glass CO.,Ltd.			-	-	11,253	12.66%
	Shanxi Wenxiyingfa Glass Co., Ltd.			68,097	27.98%	6,527	7.34%
	Sichuan Guangan Defeng Glass Co., Ltd.			13,879	5.70%	-	-
	Yuncheng Aofeng Glass Co., Ltd.			50,799	21%	-	-
	Total			$222,072	91.24%	$87,766	98.78%

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19-	STATEMENT OF CONSOLIDATED COMPRESENTATIVE INCOME

		For the Three Months Ended
		March 31,
		2011	2010
		(unaudited)	(unaudited)

	Net income	$59,873	$(36,012)
	Other comprehensive income, net of tax:
	Effects of foreign currency conversion	(45,783)	(1,102)
	Total other comprehensive, not of tax	(45,783)	(1,102)
	Comprehensive income	14,090	(37,114)
	Comprehensive income attributable to
	the noncontrolling interest	45,552	18,166
	Comprehensive income attributable to
	China Du Kang Co., Ltd.	$(31,462)	$(55,280)

Note 20-	COMMITMENTS AND CONTINGENCIES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES AND RESULTS OF OPERATIONS AS OF MARCH 31, 2011 AND FOR THE THREE MONTHS THEN ENDED (UNAUDITED)

We experienced a net income of $15,692 for the three months ended March 31, 2011 as compared to a loss of $(54,172) for the same period of 2010. Adjustments to reconcile the net loss to cash provided by operating activities included $44,181 for minority interest for the three months ended March 31, 2011 as compared to $(18,160) for the same period of 2010. Depreciation remained relatively stable at $89,608 from $89,327for the same respective periods. Also, amortization increased to $12,404 from $2,454.

Changes in operating assets and liabilities included an increase in accounts receivable from 0 from the period March 31, 2010 to $(539,729). It also included an increase in others payable from $50,993 to 73,096 for the same period. Prepaid expenses decreased from $311,938 for the three months ended March 31, 2010 to $200,075 for the same three months of 2011. Inventories for the same periods declined from $(395,199) to $(290,375). Accounts payable decreased for the same periods from $170,689 to $84,634. Similarly, accrued expenses decreased from $38,079 to $61,268 for the respective period, as did other payables from $6,995 to $1,421 and deferred revenue from $63,531 to $(72,754). Taxes payable for March 31, 2010 were $(20,314) as compared to $35,213 for the same period of 2011. Overall, net cash provided by operating activities declined from $250,045 for the three months ended March 31, 2010 to $(323,400) for the same period of 2011, which was primarily attributed to the increase in the accounts receivable..

Purchase of fixed assets for the three months ended March 31, 2010 were $(28,820) to $(77,067) for the same period of 2011. Purchase of land use rights increased from 0 to $(1,953,410) as did advances to related parties from 0 $(303,540) for the same periods. The net cash used by investing activities were $(28,820) and $(2,334,017) for the three months ended March 31, 2010 and 2011 respectively, the increase was primarily attributed to the purchase of land use right and advances to related parties.

Net cash used by financing activities changed from $(576,551) for the three months ended March 31, 2010 to $1,927,992 for the same period of 2011. The change was attributable to from the proceeds from related parties of $1,953,410 in the three months ended March 31, 2011, which was primarily used to purchase of land use right. Repayments to related parties went from $(1,026,358) for the three months ended 2010 and (1,518) for the same period 2011. We did not take or payback Bank loans for the three months ended March 31, 2011, as compared to paying back of bank loan of (292,567) in the three months ended March 31, 2010,. The change in net cash provided by financing activities increased from $(576,551) to $1,927,992 for the three months ended March 31, 2011. Cash at the end of the period for the three months ended March 31, 2010 was $298,027 and $1,314,259 as of March 31, 2011.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2011

Revenue

Total revenues for the period ended March 31, 2011 were $711,496 as compared to $490,242 for the same period of 2010. These include sales of liquor, which were $427,679 for the period ended March 31, 2011 and $290,404 for the same period of 2010. The license fees in the three months ended March 31, 2011 were $283,817 and $199,838 for the same period of 2010.

Operating Expenses

Expenses from operations totaled $271,468 and $219,832 for the three months ended March 31, 2011 and March 31, 2010, respectively. The losses from operations improved from ($7,039) for the three months March 31, 2010 to $125,577 for the three months ended March 31, 2011. Office expenses increased from $3,284 for the period ended March 31, 2010 to $15,842 for the same period of 2011. For the same periods respectively payroll increased from $51,255 to $78,288; employee benefits from $5,572 to $19,080; depreciation and amortization to $34,589 to $45,649; professional and consultancy fees from $35,034 to $25,104; loss on physical inventory count from 0 to $25,687; travel and entertainment from $45,848 to $11,029; and other general and administrative expenses from $1,723 to $33,872. Total general and administrative expenses declined from $184,388 for the three months ended March 31, 2010 to $263,827 for the same period 2011.

Selling Expenses

Total selling expenses improved from $35,444 for the three months ended March 31, 2010 to $7,641 for the same period of 2011. Advertising expenses increased from $34,960 to $5,907 for the respective periods. Travel and entertainment expense increased from $484 to $1,734 in the respective periods..

The changes in operating expenses, both selling expenses and general and administrative expenses arose form the company’s decision to change its distribution practices. The company has begun to move away from its emphasis on affiliates to a much broader network of third party resellers under distribution, licensing, or similar agreements.

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

Loans from related-parties are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. Accordingly, we have not paid any interest on these loans. Cash flows from due to related parties are classified as cash flows from financing activities, and cash flows from due from related parties are classified as cash flows from investing activities. Our liquidity is dependent upon the continuation of and expansion of our operations, receipt of revenues and additional infusions of capital provided by equity and debt financing. Management believes that the current program of sales through distributorship agreements will improve throughout 2011 and that margins overall will continue to improve thereby. Demand for our products is dependent on market acceptance of our liquor and conditions in the liquor and general beverage markets, and general economic conditions. All of our products are currently sold in the Peoples Republic of China and are heavily dependent on the economy, exchange rates, and consumption habits within the Peoples Republic of China. Many of these factors are cyclical and beyond the control of management.

CAPITAL RESOURCES

General

Access to short and long term sources of cash is important to the continuation of our research and development and commencement of our operations. Our ability to operate is limited by our financial capacity to obtain cash and additional lines of credit in the future.

Total assets for the periods ending December 31, 2010 and March 31, 2011 were $16,787,333 and $14,108,803, respectively. Total current assets decreased for the same periods from $8,545,212 to $5,871,949, for the same period, which mostly occurred because of a decrease in due from related parties from $2,577,187 at December 31, 2010 to $0 at March 31, 2011. The prepaid expenses also decreased from $625,696 as of December 31, 2010 to $429,005 at March 31, 2011. Meanwhile, accounts receivable increased from 0 at December 31, 2010 to $541,314 at March 31, 2011. Inventories increased slightly from $3,273,993 to $3,586,001 for the same respective periods. Other receivables declined from $74,210 to $1,370.

Property, plant and equipment declined slightly from $4,424,062 at December 31, 2010 to $4,407,002 at March 31, 2011 due to normal depreciation. For the same respective periods net intangible assets remained essentially unchanged from $2,003,122 to $2,003,396 and long term investment from $1,814,937 to $1,826,456 due to the change of currency exchange rate.

Total liabilities decreased from December 31, 2010 to March 31, 2011 from $24,031,445 to $21,338,825. Total current liabilities increased slightly from $23,097,208 to $20,428,468. Land use right purchase payable was were the most significant change of current liabilities, decreasing from $1,946,792 at December 31, 2010 to $0 at March 31, 2011, as we paid off the purchase liability. The due to related parties decreased from 17,018,272 at December 31, 2010 to $16,161,963 as of March 31, 2011. Deferred revenue for the same periods decreased slightly from $1,587,115 to $1,524,221. There were also increase in accounts payable from $891,409 to $981,949; taxes payable from $502,574 to $541,080 and accrued expenses from $160,512 to $222,979,

Shareholder Equity

Shareholders equity at March 31, 2011 and December 31, 2010 were $(7,230,022) and $(7,244,112) respectively. Our accumulated deficit was $(17,314,061) and $(17,329,753). Common stock remained the same at $100,114 as did paid in capital at $10,671,262.

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

The balance sheet amounts with the exception of equity at March 31, 2011 were translated at 6.5701 RMB to $1.00 USD as compared to 6.6118 RMB at December 31, 2010. The equity accounts were stated at their historical rate.

Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the statement of changes in owners’ equity and amounted to $(928,374,) and $(881,220) as of March 31, 2011 and December 31, 2010, respectively. The average translation rates applied to income statement accounts for the three months ended March 31, 2011 and 2010 were 6.5894 RMB and 6.83603 RMB, respectively.

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

The Certifying Officers have also concluded, based on our evaluation of our controls and procedures that as of March 31, 2011, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

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

OUR AUDITORS HAVE NOTED THERE IS CERTAIN DOUBT ABOUT OUR ABILITY TO OPERATE AS A GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $17,314,061 at March 31, 2011 that includes losses of $(102,071) and $(515,951) for the year ended December 31, 2010 and 2009, respectively. In addition, the Company has a working capital defiency of $14,556,519 a shareholders' deficiency of $7,230,022 at March 31, 2011. These factors raise certain doubt about its ability to continue as a going concern.

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

May 23, 2011

/s/ Wang Yong Sheng, President
Wang Yong Sheng
President