Form 10-Q
period 2011-06-30
CHINA DU KANG CO. LTD.
filed 2011-08-22
CIK 1472635

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
A-28,Van Metropolis, #35 Tangyan Road,
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

                [x ] YES    [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: June 30, 2011:  100,113,791

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
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

FINANCIAL REPORT

At June 30, 2011 and December 31, 2010 and
For the Three and Six Months Ended June 30, 2011 and 2010

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

INDEX

PAGE

CONSOLIDATED BALANCE SHEETS	2

CONSOLIDATED STATEMENTS OF OPERATIONS	3

CONSOLIDATED STATEMENTS OF CASH FLOWS	4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	5-28

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$1,336,289	$1,994,126
Accounts receivable, net (Note 6)	61,080	-
Others receivable	3,041	74,210
Prepaid expenses (Note 7)	1,057,445	625,696
Inventories (Note 8)	4,405,660	3,273,993
Total current assets	6,863,515	5,968,025

Property, Plant and Equipment, net (Note 9)	4,428,194	4,424,062
Intangible assets, net (Note 10)	2,024,794	2,003,122
Long-term investment	1,856,436	1,814,937

Total Assets	$15,172,939	$14,210,146

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Bank loans (Note 15)	$773,515	$756,224
Accounts payable	1,040,356	891,409
Accrued expenses (Note 12)	294,014	160,512
Others payable	75,926	64,136
Land use right purchase payable	-	1,946,792
Taxes payable	563,262	491,137
Deferred revenue	2,254,843	1,587,115
Due to related parties (Note 13)	16,440,385	17,018,272
Employee security deposit	44,863	43,860
Lease liability-current	125,199	126,314
Total Current Liabilities	21,612,363	23,085,771

Long-term Liabilities:
Lease liability-long-term	895,000	934,237
Total Long-term Liabilities	895,000	934,237
Total Liabilities	22,507,363	24,020,008

Commitments and Contingencies (Note 18)	-	-

Shareholders' Equity:
China Du Kang Co., Ltd. Shareholders' Equity
Preferred stock, par value $0.001, 5,000,000 shares authorized;
no shares issued and outstanding as of March 31, 2011 and December 31, 2010	-	-
Common stock, par value $0.001, 250,000,000 shares authorized;
100,113,791 shares issues and outstanding as of March 31, 2011 and December 31, 2010	100,114	100,114
Additional paid-in capital	15,223,238	14,699,903
Accumulated deficit	(21,954,058)	(21,449,649)
Accumulated other comprehensive income	(852,542)	(685,094)
Due from related parties (Note 10)	-	(2,577,187)
Total China Du Kang Co., Ltd. Shareholders' equity (deficit)	(7,483,248)	(9,911,913)
Noncontrolling Interest	148,824	102,051
Total Shareholders' Equity (Deficit)	(7,334,424)	(9,809,862)
Total Liabilities and Shareholders' Equity (Deficit)	$15,172,939	$14,210,146

See Notes to Consolidated Financial Statements
2

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
Sales of Liquor	$258,941	$248,528	$686,620	$538,932
License Fees	242,636	192,447	526,453	392,285
Gross Revenue	501,577	440,975	1,213,073	931,217

Costs of Revenues
Costs of Liquor Sold	215,384	282,852	529,835	560,301
Costs of License Fees	-	-	-	-
Total Costs of Sales	215,384	282,852	529,835	560,301

Gross Profit	286,193	158,123	683,238	370,916

Operating Expenses

Selling Expenses
Advertising expenses	15,296	70,458	19,267	78,211
Promotion expenses	51,184	23,343	53,120	50,550
Travel and entertainment	3,312	1,751	5,046	2,235
Total Selling Expenses	69,792	95,552	77,433	130,996

General and administrative expenses
Payroll	72,667	44,038	150,955	95,293
Employee benefit and pension	21,646	425	40,726	597
Depreciation and amortization expenses	38,279	34,495	83,928	69,084
Professional fees and consultancy fees	31,122	49,810	56,226	84,844
Office expenses	13,047	13,575	28,889	22,259
Vehicle expenses	9,702	4,198	18,978	11,281
Loss on physical inventory count	162	-	25,849	-
Travel and entertainment	7,053	43,940	18,082	89,788
Other general and administrative expenses	(31,615)	16,736	2,257	18,459
Total General and Administrative Expenses	162,063	207,217	425,890	391,605

Total Operating Expenses	231,855	302,769	503,323	522,601

Income (Loss) from Operation	54,338	(144,646)	179,915	(151,685)

Other Income (Expenses)
Interest income	1,483	83	3,003	248
Interest expenses	(19,930)	(2,597)	(38,473)	(6,594)
Imputed interest	(260,838)	(237,578)	(523,335)	(474,152)
Other income (expense)	(1,444)	888	(1,344)	993
Total other income (expenses)	(280,729)	(239,204)	(560,149)	(479,505)

Income (Loss) before Provision for Income Tax	(226,391)	(383,850)	(380,234)	(631,190)

Provision for Income Tax	(33,721)	(4,625)	(80,306)	(26,435)

Net Income (Loss)	(260,112)	(388,475)	(460,540)	(657,625)

Less: Net income attributable to noncontrolling interest	12,038	(12,738)	43,869	(3,818)

Net Income (Loss) attributable to
China Du Kang Co., Ltd.	$(272,150)	$(375,737)	$(504,409)	$(653,807)

Basic and Fully Diluted Earnings per Share	$(0)	$(0)	$(0.01)	$(0.01)

Weighted average shares outstanding	100,113,791	100,113,791	100,113,791	100,113,791

See Notes to Consolidated Financial Statements
3

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2011	2010
	(unaudited)	(unaudited)
Cash Flows from Operating Activities

Net income (loss) including noncontrolling interest	$(460,540)	$(657,625)
Adjustments to reconcile net income (loss)
including noncontrolling interest to net cash
provided (used) by operating activities:
Imputed interest	523,335	474,152
Depreciation	182,075	178,554
Amortization	23,820	4,910
Changes in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	(60,295)	-
(Increase)/Decrease in others receivable	71,929	48,587
(Increase)/Decrease in prepaid expenses	(412,076)	207,214
(Increase)/Decrease in inventories	(1,043,221)	(430,903)
Increase/(Decrease) in accounts payable	126,912	220,206
Increase/(Decrease) in accrued expenses	128,163	65,224
Increase/(Decrease) in other payable	10,191	(10,845)
Increase/(Decrease) in taxes payable	60,112	43,694
Increase/(Decrease) in deferred revenue	623,321	448,855
Increase/(Decrease) in lease liabilities	(63,771)	(64,883)
Net cash provided (used) by operating activities	(290,045)	527,140

Cash Flows from Investing Activities

Purchase of fixed assets	(124,427)	(87,816)
Purchase of land use right	(1,965,706)	-
Advances to related parties	(610,900)	(219,467)
Collections of advances to related parties	305,450	-
Net cash (used) by investing activities	(2,395,583)	(307,283)

Cash Flows from Financing Activities

Repayments of bank loans	-	(292,622)
Proceeds from related parties	1,963,037	1,649,278
Repayments to related parties	(9,941)	(1,704,650)
Net cash provided (used) by financing activities	1,953,096	(347,994)

Increase (decrease) in cash	(732,532)	(128,137)
Effects of exchange rates on cash	74,695	52,417
Cash at beginning of period	1,994,126	619,472
Cash at end of period	$1,336,289	$543,752

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$27,862	$1,403
Income taxes	$-	$-

See Notes to Consolidated Financial Statements
4

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

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the three and six months ended June 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $21,954,058 at June 30, 2011 that includes a loss of $504,409 for the six months ended June 30, 2011 and a loss of $1,007,604 for the year ended December 31, 2010 and a working capital deficiency of $14,748,848 at June 30, 2011.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company relied heavily for its financing needs on its affiliates, shareholders/directors as more fully disclosed in Note 12. On July 1, 2011, the related parties contributed their outstanding debt to paid-in capital, see Note 19.

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

Subsequent Events

The Company evaluated subsequent events through the date of issuance of these financial statements. We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our consolidated financial statements, except as disclosed in Note 19.

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

	The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

	Period Covered	Balance Sheet Date Rates	Average Rates

	Six months ended June 30, 2011	6.46400	6.54818
	Six months ended June 30, 2010	6.80860	6.83474
	Year ended December 31, 2010	6.61180	6.77875
	Year ended December 31, 2009	6.83720	6.84088

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

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with the FASB ASC 720-35, “Advertising Costs”.  The advertising costs were $5,907, and $34,960 for the six months ended June 30, 2011 and 2010, respectively.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5-	SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and Development Costs

Research and development costs relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed when incurred in accordance with the FASB ASC 730, "Research and Development". Research and development costs were immaterial for the  six months June 30, 2011 and 2010, respectively.

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

Imputed Interest

The Company has financed it business operation through short-term borrowings from various related parties. These short-term borrowings are non-secured, non-interest bearing with no fixed repayment date. The imputed interests are assessed as an expense to the business operation and an addition to the paid-in capital. The calculation is performed quarterly  based on the average outstanding balance and the market interest rate. The interest rate used in the calculation of imputed interest for the six months ended June 30, 2011 and 2010 was 6.375% and 6.375%, respectively, which approximates the interest rate of our bank loan.

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

Pension and Employee Benefits

Full time employees of the PRC entities participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Company to accrue for these benefits based on certain percentages of the employees' salaries. The Management believes full time employees who have passed the probation period are entitled to such benefits.  The total provisions for such employee benefits was $37,184 and $11,518 for the six months ended June 30, 2011 and 2010, respectively.

Government Subsidies

The Company records government grants as current liabilities upon reception.   A government subsidy revenue is recognized only when there is reasonable assurance that the Company has complied with all conditions attached to the grant.  The Company recognized government subsidy of $0 and $0 for the six months ended June 30, 2011 and 2010, respectively.

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

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with FASB ASC 260, “Earnings Per Share” , which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There are no potentially dilutive securities outstanding (options and warrants) for the six months ended June 30, 2011 and 2010, respectively.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued amended disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in equity. Under the amended guidance, all changes in OCI are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The changes are effective January 1, 2012. Early application is permitted.  The Management does not expect the  adoption of this new guidance will have a material effect on the Company’s financial position and results of operations.

In May 2011, the Financial Accounting Standards Board (FASB) issued amended standards to achieve a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards. For assets and liabilities categorized as Level 3 and recognized at fair value, these amended standards require disclosure of quantitative information about unobservable inputs, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements. In addition, these amended standards require that we disclose the level in the fair value hierarchy for financial instruments disclosed at fair value but not recorded at fair value. These new standards are effective for us beginning in the first quarter of 2012; early adoption of these standards is prohibited. The Management does not expect the  adoption of this new guidance will have a material effect on the Company’s financial position and results of operations.

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

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6-	ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:
	June 30,	December 31,
	2011	2010
	(unaudited)
Accounts receivable	$61,080	$-
Less: Allowance for doubtful accounts	-	-
Accounts receivable, net	$61,080	$-

Bad debt expense charged to operations was $0 and $0 for the six months ended June 30, 2011 and 2010, respectively.

The outstanding accounts receivables related to sales to related parties consisted of $61,080 and $0 at June 30, 2011 and December 31, 2010, respectively. Refer to Footnote 14 for Sales of Liquor to Related Party.

Note 7-	PREPAID EXPENSES

Prepaid expenses consist of the following:
	June 30,	December 31,
	2011	2010
	(unaudited)
Machinery and parts	$54,997	$39,626
Raw materials and supplies	511,645	485,372
Packing and supply materials	484,525	96,626
Office expenses	6,278	4,072
Total	$1,057,445	$625,696

Note 8-	INVENTORIES

Inventories consist of following:
	June 30,	December 31,
	2011	2010
	(unaudited)
Finished goods	$-	$948,300
Work-in-progress	9,424	1,985,260
Raw materials	-	102,934
Supplies and packing materials	272	237,499
	$9,696	$3,273,993

Note 9-	PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment:
	June 30,	December 31,
	2011	2010
	(unaudited)
Building and warehouses	$3,218,655	$3,171,057
Machinery and equipment	2,097,484	2,015,433
Office equipment and furniture	214,692	182,278
Motor vehicles	348,856	341,059
Leased assets	2,331,286	2,300,810
Total	8,210,973	8,010,637
Less: Accumulated depreciation	(4,160,325)	(3,849,240)
	4,050,648	4,161,397
Add: Construction in progress	377,546	262,665
Total	$4,428,194	$4,424,062

Depreciation expense charged to operations was $182,075 and $178,554 for the six months ended June 30, 2011 and 2010, respectively.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10-	INTANGIBLE ASSETS

The following is a summary of intangible assets, less amortization:
	June 30,	December 31,
	2011	2010
	(unaudited)

Land use right	$2,053,307	$2,007,407
Trade Mark of "Xidenghui"	69,616	68,060
Trade Mark of "Baishui Du Kang"	25,526	24,955
Total intangible assets	2,148,449	2,100,422

Less: Accumulated amortization	(123,655)	(97,300)

Total intangible assets, net	$2,024,794	$2,003,122

Amortization expense charged to operations was $23,820 and $4,910 for the six months ended June 30, 2011 and 2010, respectively.

Note 11-	DUE FROM RELATED PARTIES

Due from related parties consists of the following:
		June 30,	December 31,
		2011	2010
Name of Related Party	Description	(unaudited)

Shaanxi Yellow-river Wetlands Park Co., Ltd.	Non-consolidated subsidiary	$-	$1,777,125
Shaanxi Gurong Agriculture Development Co., Ltd.	Affiliate	-	385,674
Shaanxi Zhongke Spaceflight Agriculture
Development Stock Co., Ltd.	Affiliate	-	15,102
Shaanix Mining New Energy Co., Ltd.	Affiliate	-	399,286
Total		$-	$2,577,187

Note 12-	ACCRUED EXPENSES

Accrued expenses consist of the following:
	June 30,	December 31,
	2011	2010
	(unaudited)

Accrued payroll	$35,902	$26,448
Accrued employee benefits	60,613	59,312
Accrued pension and employee benefit	104,905	69,824
Accrued payment for a capital lease	74,257	-
Accrued office expenses	18,337	4,928
Total	$294,014	$160,512

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13-	DUE TO RELATED PARTIES

Due to related parties consists of the following:

		June 30,	December 31,
		2011	2010
Name of Related Party	Description	(unaudited)

Shaanxi Dukang Group Co., Ltd.	Affiliate	$1,931,299	$3,354,548
Shaanxi Baishui Dukang Marketing Management Co., Ltd.	Affiliate	13,610	13,306
Shaanxi Baishui Dukang Commercial and Trade Co., Ltd.	Affiliate	76,375	74,668
Shaanxi Baishui Dukang Spirits Industry Development Co., Ltd.	Affiliate	1,332,941	865,303
Shaanxi Baishui Shiye Co., Ltd.	Affiliate	393,318	399,649
Shaanxi Lantian Fuping Investment Co., Ltd.	Affiliate	309,406	302,489
Shaanxi Changjiang Petrol Co., Ltd.	Affiliate	258,354	252,579
Mr. Hongjun Zhang	Shareholder	2,473,399	2,095,957
Mr. Guoqi Diao	Prior director of Xidenghui	13,549	406,482
Ms. Ping Li	Secretary of the Board	616,537	602,755
Mr. Pingjun Nie	Shareholder	4,629,523	4,526,035
Ms. Hong Ge	Prior director of Xidenghui	279,927	273,670
Mr.Hailong Tian	Prior director of Xidenghui	2,927,328	2,861,891
Ms. Ming Chen	Shareholder	359,825	182,387
Mr. Shengli Wang	Prior director of Xidenghui	824,994	806,553
Total		$16,440,385	$17,018,272

Imputed interest expense charged to operations was $523,335 and $474,152 for the six months ended June 30, 2011 and 2010, respectively.

Note 14-	SALES OF LIQUOR TO RELATED PARTY

The Company generally sells liquor to liquor distributors. Some of these liquor distributors are our affiliates, which are directly or indirectly, beneficially and in the aggregate, majority-owned and controlled by directors and principal shareholders of the Company.  The price will be different if we sell liquor to third parties. The amount sold to these affiliates follows:

		For the Three Months Ended		For the Six Months Ended
		June 30,		June 30,
Name of Related Party	Description	2011	2010	2011	2010
		(unaudited)	(unaudited)	(unaudited)	(unaudited)

Shaanxi Dukang Group Co., Ltd.	Affiliate	$207,750	$222,593	$565,994	$441,562
Shaanxi Baishui Dukang Marketing Management Co., Ltd.	Affiliate	-	-	-	-
Shaanxi Baishui Dukang Commercial and Trade Co., Ltd.	Affiliate	-	(56,167)	-	-
Shaanxi Baishui Dukang Spirits Industry Development Co., Ltd.	Affiliate	-	-	-	-
Shaanxi Baishui Dukang Trade Co., Ltd.	Affiliate	-	58,879	-	58,879
Shanxi Baishui Shiye Co., Ltd.	Affiliate	38,423	26,369	106,226	26,369
		$207,750	$225,305	$672,220	$526,810

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15-	BANK LOANS

Bank loan consists of the following as of June 30, 2011:

	Loan		Monthly	Guaranteed
Financial Institutions	Amount	Duration	Interest Rate	By
Baishui Branch of Agriculture Bank of China	$773,515	08/02/2010-08/01/2011	6.372%	Buildings
Total	$773,515

Interest expense charged to operations for this bank loan was $27,862  for the six months ended June 30, 2011. The weighted-average outstanding bank loan balance is $773,515; and the weighted-average monthly interest rate is 6.026‰.

Bank loan consists of the following as of December 31, 2010:

	Loan		Annual	Guaranteed
Financial Institutions	Amount	Duration	Interest Rate	By
Baishui Branch of Agriculture Bank of China	$756,224	08/02/2010-08/01/2011	6.372%	Buildings
Total	$756,224

Interest expense charged to operations for this bank loan was $1,403 for the six months ended June 30, 2010. The weighted-average outstanding bank loan balance is $33,905; and the weighted-average monthly interest rate is 6.49‰.

Note 16-	SEGMENT REPORTING

The Company operates in two reportable business segments that are determined based upon differences in products and services. Summarized information by business segment for the year ended December 31, 2010 and 2009 is as follows:

	For the Six Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE
Sales of Liquor	$258,941	$248,528	$686,620	$538,932
Franchise Fees	242,636	192,447	526,453	392,285

COST OF SALES
Sales of Liquor	$215,384	$282,852	$529,835	$560,301
Franchise Fees	-	-	-	-

GROSS PROFITS
Sales of Liquor	$43,557	$(34,324)	$156,785	$(21,369)
Franchise Fees	242,636	192,447	526,453	392,285

			June 30,	December 31,
			2011	2010
			(unaudited)

TOTAL ASSETS OF LIQUOR PRODUCTION AND DISTRIBUTION			$11,700,977	$12,314,784

TOTAL ASSETS OF BRAND NAME FRANCHISE			$5,185,800	$3,576,180

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16-	SEGMENT REPORTING (continued)

Major Customers

There were six major customers who made sales approximately 5% or more of the Company’s total sales as summarized in the following:

		For the Six Months Ended June 30,
		2011		2010
		(unaudited)		(unaudited)

Major	Type of		Percentage of		Percentage of
Customer	Customer	Revenue	Total Revenue	Revenue	Total Revenue
Shaanxi Dukang Group Co., Ltd.	Distributor	$565,994	46.66%	$439,979	47.25%
Shaanxi Baishui Dukang Shiye Co., Ltd.	Distributor	106,226	8.76%	82,068	8.81%
Ms. Xiaoyan Shi	Agent	101,356	8.36%	-	-
Mr. Anxian Xie	Agent	86,878	7.16%	76,180	8.18%
Ms. Xiaoli Du	Agent	72,398	5.97%	-	-
Ms. Sue Dong	Agent	72,398	5.97%	68,793	7.39%
Total		$1,005,249	82.87%	$667,020	71.63%

Major Suppliers

There were nine major customers who made sales approximately 5% or more of the Company’s total sales as summarized in the following:

	For the Six Months Ended June 30,
	2011		2010
	(unaudited)		(unaudited)

Major		Percentage of		Percentage of
Suppliers	Purchase	Total Purchase	Purchase	Total Purchase
Sichuan Guangan Detai Glass Co., Ltd.	$25,396	6.23%	$-	-
Yuncheng Aofeng Glass Co., Ltd.	85,071	20.88%	-	-
Wuhan Huaruiyang Stainless Co., Ltd.	-	-	59,009	18.08%
Hunan Fengling Liangyou China Co., Ltd.	27,599	6.77%	46,760	14.33%
Shanxi Wenxifa Glass Co., Ltd.	68,526	16.82%	46,000	14.10%
Mr. Liu, Zhiming	-	-	44,061	13.50%
Hunan Xinshiji Taochi Co., Ltd.	150,403	36.91%	26,437	8.10%
Wenzhou Chuangwei Qinggong Co., Ltd.	-	-	20,715	6.35%
Baishui Spring Water Co., Ltd.	-	-	18,010	5.52%
Total	$356,994	87.61%	$260,992	79.98%

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17-	STATEMENT OF CONSOLIDATED COMPRESENTATIVE INCOME

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net income	$(260,112)	$(388,475)	$(460,540)	$(657,625)
Other comprehensive income, net of tax:
Effects of foreign currency conversion	(118,840)	(29,191)	(164,544)	(30,293)
Total other comprehensive, not of tax	(118,840)	(29,191)	(164,544)	(30,293)
Comprehensive income	(378,952)	(417,666)	(625,084)	(687,918)
Comprehensive income attributable to
the noncontrolling interest	14,201	(12,796)	46,773	(3,876)
Comprehensive income attributable to
China Du Kang Co., Ltd.	$(393,153)	$(404,870)	$(671,857)	$(684,042)

Note 18-	COMMITMENTS AND CONTINGENCIES

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

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19-	SUBSEQUENT EVENTS

On July 1, 2011, the Company entered into debt conversion agreements with various affiliated companies, related directors and shareholders (collectively the "Related Parties") pursuant to which approximately $16,440,385 of debt owed to the Related Parties by the Company's subsidiary Shaanxi Xidenghui Technology Stock Co., Ltd. (the "Subsidiary") would be contributed to paid-in capital of the Subsidiary. The contribution of debt to paid-in capital is subject to approval by the Chinese Regulators. As a result of the contribution of the debt into paid-in capital, the debt is no longer outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR THE THREE MONTHS THEN ENDED JUNE 30, 2011

Revenue

Total revenues for the three months ended June 30, 2011 were $501,577 as compared to $440,975 for the same period of 2010. These include sales of liquor, which were $258,941 for the three months ended June 30, 2011 and $248,528 for the same period of 2010. The license fees revenue for the three months ended June 30, 2011 were $242,636 and $192,447 for the same period of 2010.

Gross Margin

The overall gross margin for the three month ended June 30, 2011 was 57.06% as compared to 35.86% for the comparable period of 2010 which is due to the significant gross margin decrease on sales of liquor for the three months ended June 30, 2011 compared with gross margin for the comparable period of 2010. Gross margin on sales of liquor was 16.82% in the three months ended June 30, 2011, representing a increase of 31%, compared to (13.81%) for the comparable period in 2010.

Operating Expenses

Expenses from operations totaled $231,855 and $302,769 for the three months ended June 30, 2011 and 2010, respectively. The decrease in operating expenses of $70,914 was due to decreased selling expenses from $95,552 for the three months ended June 30, 2010 to $69,792 for the same period 2011, respectively; as well as decreased total general and administrative expenses from $207,217 for the three months ended June 30, 2010 to $162,063 for the same period 2011, respectively. As an effect, the results from operations increased $198,984 from an operating loss of $(144,646) for the three months June 30, 2010 to an operating income of $54,338 for the comparable period in 2011.

The changes in operating expenses, both selling expenses and general and administrative expenses arose from the Company’s decision to change its distribution practices. The Company has begun to move away from its emphasis on affiliates to a much broader network of third party resellers.

Other Income and Expenses

The Company has incurred total interest expense and imputed interest expense of $280,768 and $240,175 for the three months ended June 30, 2011 and 2010, respectively. The increased in interest expense was due to increased in bank loans and related parties loans for working capital purposes.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2011

Revenue

Total revenues for the period ended June 30, 2011 were $1,213,073 as compared to $931,217 for the same period of 2010. These include sales of liquor, which were $686,620 for the period ended June 30, 2011 and $538,932 for the same period of 2010. The license fees in the six months ended June 30, 2011 were $526,453 and $392,285 for the same period of 2010.

Gross Margin

The overall gross margin for the six month ended June 30, 2011 was 56.32% as compared to 39.83% for the comparable period of 2010 which is due to the significant gross margin decrease on sales of liquor for the six months of 2011 compared with gross margin for the comparable period of 2010.  Gross margin on sales of liquor was 22.83% in the six months ended June 30, 2011, representing a increase of 27%, compared to (3.97%) for the comparable period in 2010.

Selling Expenses

Total selling expenses improved from $130,996 for the six months ended June 30, 2010 to $77,433 for the same period of 2011. Advertising expenses decreased from $78,211 to $19,267 for the respective periods.

General and Administrative Expenses

Total general and administrative expenses increased from $391,605 for the six months ended June 30, 2010 to $425,890 for the same period 2011. Office expenses increased from $22,259 for the period ended June 30, 2010 to $28,889 for the same period of 2011. For the same periods respectively payroll increased from $95,293 to $150,955; employee benefits from $597 to $40,726; depreciation and amortization from $69,084 to $83,928; professional and consultancy fees from $84,844 to $56,226; loss on physical inventory count from 0 to $25,849; travel and entertainment from $89,788 to $18,082; and other general and administrative expenses from $18,459 to $2,257.

Operating Results

Expenses from operations totaled $503,323 and $522,601 for the six months ended June 30, 2011 and June 30, 2010, respectively. The losses from operations improved from ($151,685) for the six months June 30, 2010 to $179,915 for the six months ended June 30, 2011.

The changes in operating expenses, both selling expenses and general and administrative expenses arose form the company’s decision to change its distribution practices. The company has begun to move away from its emphasis on affiliates to a much broader network of third party resellers.

LIQUIDITY AS OF JUNE 30, 2011 AND FOR THE SIX MONTHS THEN ENDED

We experienced a net loss of $460,540 for the six months ended June 30, 2011 as compared to a loss of $657,625 for the same period of 2010. Adjustments to reconcile the net loss to cash provided by operating activities included $523,335 for imputed interest for the six months ended June 30, 2011 as compared to $474,152 for the same period of 2010. Depreciation remained relatively stable at $182,075 from $178,554 for the same respective periods. Also, amortization increased to $23,820 from $4,910.

Changes in operating assets and liabilities included an increase in accounts receivable from 0 from the period June 30, 2010 to $(60,295).  It also included an increase in others receivable from $48,587 to 71,929 for the same period.  Prepaid expenses decreased from $207,214 for the six months ended June 30, 2010 to $(412,076) for the same six months of 2011.  Inventories for the same periods increased from $3,138,472 to $4,405,660.  Accounts payable decreased for the same periods from $1,080,918 to $1,040,356. Similarly, accrued expenses increased from $158,409 to $294,014 for the respective period, as did other payables from $46,063 to $75,926 and deferred revenue from $781,053 to $2,254,843. Taxes payable for June 30, 2010 were $240,789 as compared to $563,262 for the same period of 2011. Overall, net cash provided by operating activities declined from $527,141 for the six months ended June 30, 2010 to $(290,045) for the same period of 2011, which was primarily attributed to the increase in the accounts receivable and inventories.

Purchase of fixed assets for the six months ended June 30, 2010 were $(87,816) to $(124,427) for the same period of 2011.  Purchase of land use rights increased from 0 to $(1,965,706) as did advances to related parties from $(219,467) to $(610,900) for the same periods.  The net cash used by investing activities were $(307,283) and $(2,395,583) for the six months ended June 30, 2010 and 2011 respectively, the increase was primarily attributed to the purchase of land use right and advances to related parties.

Net cash used by financing activities changed from $(347,994) for the six months ended June 30, 2010 to $1,953,096 for the same period of 2011. The change was attributable to from the proceeds from related parties of $1,963,037 in the six months ended June 30, 2011, which was primarily used to purchase of land use right. Repayments to related parties went from $(1,704,650) for the six months ended June 30, 2010 and (9,941) for the same period 2011. We did not take or payback Bank loans for the six months ended June 30, 2011, as compared to paying back of bank loan of (292,622) in the six months ended June 30, 2010. Cash at the end of the period for the six months ended June 30, 2010 was $543,752 and $1,336,289 as of June 30, 2011.

We have historically funded our cash needs through a series of debt transactions, primarily with related parties. On July 1, 2011, the related parties contributed their outstanding debt to paid-in capital, as more fully disclosed in the Note 19 to our consolidated financial statements.

The related-parties include affiliates and individuals. Affiliates are companies which are directly or indirectly, beneficially and in the aggregate, majority-owned and controlled by directors, officers, and principal shareholders of the Company. Individuals include our officers, shareholders, and prior directors of subsidiaries.

Loans from related-parties are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. The Company has imputed interest on these loans. Cash flows from due to related parties are classified as cash flows from financing activities, and cash flows from due from related parties are classified as cash flows from investing activities.

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

CAPITAL RESOURCES AS OF JUNE 30, 2011 AND FOR THE SIX MONTHS THEN ENDED

General

Access to short and long term sources of cash is important to the continuation of our research and development and commencement of our operations. Our ability to operate is limited by our financial capacity to obtain cash and additional lines of credit in the future.

Total assets for the periods ending December 31, 2010 and June 30, 2011 were $14,210,146 and $15,172,939, respectively.  Total current assets increased for the same periods from $5,968,025 to $6,863,515, for the same period.  The prepaid expenses also increased from $625,696 as of December 31, 2010 to $1,057,445 at June 30, 2011. Meanwhile, accounts receivable increased from 0 at December 31, 2010 to $61,080 at June 30, 2011. Inventories increased from $3,273,993 to $4,405,660 for the same respective periods.   Other receivables decreased from $74,210 to $3,041.

Property, plant and equipment increased slightly from $4,424,062 at December 31, 2010 to $4,428,194 at

June 30, 2011 due to normal depreciation.  For the same respective periods net intangible assets increased from $2,003,122 to $2,024,794 and long term investment from $1,814,937 to $1,856,436 due to the change of currency exchange rate.

Total liabilities decreased from December 31, 2010 to June 30, 2011 from $24,020,008 to $22,507,363. Total current liabilities decreased slightly from $23,085,771 to $21,612,363.  Land use right purchase payable was the most significant change of current liabilities, decreasing  from $1,946,792 at December 31, 2010 to $0 at June 30, 2011, as we paid off the purchase liability.  The due to related parties decreased from 17,018,272 at December 31, 2010 to $16,440,385 as of June 30, 2011. Deferred revenue for the same periods increased from $1,587,115 to $2,254,843.  There were also increase in accounts payable from $891,409 to $1,040,356; taxes payable from $491,137 to $563,262 and accrued expenses from $160,512 to $294,014.

Shareholder Equity

Shareholders equity at June 30, 2011 and December 31, 2010 were $(7,334,424) and $(9,809,862) respectively.  Our accumulated deficit was $(21,954,058) and $(21,449,649).  Common stock remained the same at $100,114, paid in capital increased from 14,699,903 to 15,223,238.

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

The balance sheet amounts with the exception of equity at June 30, 2011 were translated at 6.4640 RMB to $1.00 USD as compared to 6.6118 RMB at December 31, 2010. The equity accounts were stated at their historical rate.

Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the statement of changes in owners’ equity and amounted to $(852,542) and $(685,094) as of June 30, 2011 and December 31, 2010, respectively.  The average translation rates applied to income statement accounts for the six months ended June 30, 2011 and 2010 were 6.54818 RMB and 6.83474 RMB, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2011, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no material changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

OUR AUDITORS HAVE NOTED THERE IS CERTAIN DOUBT ABOUT OUR ABILITY TO OPERATE AS A GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $21,954,058 at June 30, 2011 that includes a loss of $504,409 for the six months ended June 30, 2011 and a loss of $1,007,604 for the year ended December 31, 2010 and a working capital deficiency of $14,748,848 at June 30, 2011.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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
WE MAY INCUR SIGNIFICANT COSTS TO ENSURE COMPLIANCE WITH CORPORATE GOVERNANCE AND ACCOUNTING REQUIREMENTS.
We expect to incur significant costs associated with our public company reporting requirements, costs associated with applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the SEC. We expect all of these applicable rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. While we have no experience as a public company, we estimate that these additional costs will total approximately $100,000 per year. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

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