Form 10-Q/A
period 2011-06-30
CHINA DU KANG CO. LTD.
filed 2011-08-23
CIK 1472635

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

AMENDMENT NO. 1

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

August 22, 2011

/s/ Wang Yong Sheng, President
Wang Yong Sheng
President