Form 10-Q/A
period 2011-06-30
CHINA DU KANG CO. LTD.
filed 2011-09-16
CIK 1472635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
AMENDMENT NO. 2

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______to__________.

Commission File No.  333-157281

CHINA DU KANG CO., LTD.

NEVADA	90-0531621
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Town of Dukang, Baishui County,
A-28,Van Metropolis, #35 Tangyan Road,
Xi'an, Shaanxi, PRC, 710065
(Address of principal executive offices)

8629-88830106-822
(Issuer's telephone number)

Check  whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ YES ☐ NO

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. ☒ YES   ☐ NO

APPLICABLE TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☒ YES  ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: June 30, 2011:  100,113,791

Transitional Small Business Disclosure Format (check one)   Yes ☐ No ☒

EXPLANATORY NOTE

The sole purpose of this Amendment No. 2 to China Du Kang Co. Ltd. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 22, 2011 (the “Form 10-Q”), is to furnish Exhibit 101 in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q.  This Amendment No. 2 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Table of Contents
10-Q  China Du Kang Co., Ltd.
FORM 10-Q

PART I

FINANCIAL STATEMENTS	4

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	33

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	36

CONTROLS AND PROCEDURES	37

PART II

LEGAL PROCEEDINGS	38

RISK FACTORS	38

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	43

DEFAULTS UPON SENIOR SECURITIES	44

EXHIBITS	44

SIGNATURES	45

PART I.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

FINANCIAL REPORT

At June 30, 2011 and December 31, 2010 and
For the Three and Six Months Ended June 30, 2011 and 2010

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

INDEX

PAGE

CONSOLIDATED BALANCE SHEETS	6

CONSOLIDATED STATEMENTS OF OPERATIONS	7

CONSOLIDATED STATEMENTS OF CASH FLOWS	8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	9

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$1,336,289	$1,994,126
Accounts receivable, net (Note 6)	61,080	-
Others receivable	3,041	74,210
Prepaid expenses (Note 7)	1,057,445	625,696
Inventories (Note 8)	4,405,660	3,273,993
Total current assets	6,863,515	5,968,025

Property, Plant and Equipment, net (Note 9)	4,428,194	4,424,062
Intangible assets, net (Note 10)	2,024,794	2,003,122
Long-term investment	1,856,436	1,814,937

Total Assets	$15,172,939	$14,210,146

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Bank loans (Note 15)	$773,515	$756,224
Accounts payable	1,040,356	891,409
Accrued expenses (Note 12)	294,014	160,512
Others payable	75,926	64,136
Land use right purchase payable	-	1,946,792
Taxes payable	563,262	491,137
Deferred revenue	2,254,843	1,587,115
Due to related parties (Note 13)	16,440,385	17,018,272
Employee security deposit	44,863	43,860
Lease liability-current	125,199	126,314
Total Current Liabilities	21,612,363	23,085,771

Long-term Liabilities:
Lease liability-long-term	895,000	934,237
Total Long-term Liabilities	895,000	934,237
Total Liabilities	22,507,363	24,020,008

Commitments and Contingencies (Note 18)	-	-

Shareholders' Equity:
China Du Kang Co., Ltd. Shareholders' Equity
Preferred stock, par value $0.001, 5,000,000 shares authorized;
no shares issued and outstanding as of March 31, 2011 and December 31, 2010	-	-
Common stock, par value $0.001, 250,000,000 shares authorized;
100,113,791 shares issues and outstanding as of March 31, 2011 and December 31, 2010	100,114	100,114
Additional paid-in capital	15,223,238	14,699,903
Accumulated deficit	(21,954,058)	(21,449,649)
Accumulated other comprehensive income	(852,542)	(685,094)
Due from related parties (Note 10)	-	(2,577,187)
Total China Du Kang Co., Ltd. Shareholders' equity (deficit)	(7,483,248)	(9,911,913)
Noncontrolling Interest	148,824	102,051
Total Shareholders' Equity (Deficit)	(7,334,424)	(9,809,862)
Total Liabilities and Shareholders' Equity (Deficit)	$15,172,939	$14,210,146

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

The accompanying unaudited financial statements of China Du Kang Co., Ltd. and subsidiaries, (the "Company" or "Du Kang") were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company ("Management") believes that the following disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the notes for the year ended December 31, 2010.

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

China Du Kang Co., Ltd ("China Du Kang" or the "Company") was incorporated as U. S. Power Systems, Inc., in the State of Nevada on January 16, 1987.  On or about June 8, 2006 the Company's name was changed to Premier Organic Farms Group, Inc. On or about November 30, 2006 the name was changed to Amstar Financial Holdings, Inc. ("AFLH"). On or about March 18, 2008 the name was changed to its current name of China Du Kang Co., Ltd. with its corporate charter still residing in Nevada.  The Company changed its fiscal year ending from September 30 to December 31 in February 2008.

The Company had been engaged in the business to provide various financial services since it's incorporated.  The Company was not successful and discontinued the majority of its operation by December 31, 2007.

On January 10, 2008, the Company entered into a Plan of Exchange Agreement (the "Exchange Agreement") with Hong Kong Merit Enterprise Limited ("Merit"), a holding company incorporated in Hong Kong.  Pursuant to the terms of the Exchange Agreement, the Company agreed to issue post split 88,000,000 shares of its common stock to the shareholders of Merit in exchange for Merit to transfer all of its issued and outstanding shares of common stock to the Company, thereby causing Merit to become a wholly-owned subsidiary of the Company.  The parties closed the transaction contemplated by the Agreement on February 11, 2008.

This transaction is being accounted for as a reverse merger, since the shareholders of Merit owns a majority of the outstanding shares of the Company's common stock immediately following the share exchange.  Merit is deemed to be the acquirer in the reverse merger.  Consequently, the assets and liabilities and the historical operations that will reflected in the consolidated financial statements for periods prior to the share exchange will be those of Merit and its subsidiaries and will be recorded at the historical cost basis.  After completion of the share exchange, the Company's consolidated financial statements will include the assets and liabilities of both Du Kang and Merit, the historical operations of Merit and the operations of the Company and its subsidiaries from the closing date of the share exchange.

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

On January 22, 2008, Merit entered into a Share Purchase Agreement (the "Purchase Agreement") with the owners of Shaanxi Huitong Food Co., Inc. ("Huitong"), a limited liability company incorporated in the People's Republic of China ("PRC") on August 9, 2007 with a registered capital of $128,200 (RMB1,000,000).  Pursuant to the Purchase Agreement,  Merit agreed to purchase 100% of the equity ownership in  Huitong for a cash consideration of $136,722 (RMB 1,000,000).  The local government approved the transaction on February 1, 2008.  Subsequent to the completion of the acquisition, Huitong became a wholly-owned subsidiary of Merit.

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

Xidenghui was incorporated  in Weinan City, Shaanxi Province, PRC on March 29, 2001 under the Company Law of PRC.  Xidenghui was engaged in the business of production and distribution of distilled spirit with a brand name of "Xidenghui".  Currently, its principal business is to hold an equity ownership interest in Shannxi Baishui Dukang Liquor Co., Ltd. ("Baishui Dukang") and Shaanxi Baishui Dukang Liquor Brand Management Co., Ltd. ("Brand Management").

Baishui Dukang was incorporated in Baishui County, Shanxi Province, PRC on March 1, 2002 under the Company Law of PRC.  Baishui Dukang was principally engaged in the business of production and distribution of distilled spirit (liquor) with a brand name of "Baishui Du Kang". On May 15, 2002, Xidenghui invested inventory and fixed assets with a total fair value of $ 4,470,219 (RMB 37,000,000) to Baishui Dukang and owns 90.51% of Baishui Dukang's equity interest ownership, thereby causing Baishui Dukang to become a majority-owned subsidiary of Xidenghui.

On October 30, 2007, Xidenghui executed an agreement with Mr. Zhang Hongjun, a PRC citizen, to establish a joint venture, Shaanxi Baishui Dukang Liquor Brand Management Co., Ltd. ("Brand Management").  Pursuant to the agreement, Xidenghui contributed cash of $95,704 (RMB 700,000), and owns 70% equity interest ownership therein.  Brand Management was subsequently incorporated on November 12, 2007.  Upon the completion of incorporation, Brand Management became a majority-owned subsidiary of the Xidenghui.  Brand Management is principally engaged in the business of distribution of Baishui Dukang's liquor and manage the franchise of the "Baishui Du Kang" brand name.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2-	ORGANIZATION AND OPERATIONS (continued)

Baishui Dukang and Brand Management are the two of these affiliated companies that are engaged in business operations.  Du Kang, Merit, Huitong, and Xidenghui are holding companies, whose business is to hold an equity ownership interest in Baishui Dukang and Brand Management.   All these affiliated companies are hereafter referred to as the "Company".  Currently, the Company is principally engaged in the business of production and distribution of distilled spirit with the brand name of "Baishui Dukang". The Company also licenses the brand name to other liquor manufactures and liquor stores.  The Company's structure is summarized in the following chart.

Under the PRC regulations on acquisition of businesses, commonly referred to as "SAFE" regulations (State Administration of Foreign Exchange), which were jointly  adopted on August 8,   2006   by six PRC regulatory agencies with jurisdictional Authority, a Chinese entity may not be owned or controlled directly by foreign investors or shareholders but may be acquired in a two-step transaction with a wholly owned foreign enterprise ("WOFE").

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

Foreign Currencies Translation

The Company maintains its books and accounting records in PRC currency "Renminbi" ("RMB"), which is determined as the functional currency.  Transactions denominated in currencies other than RMB are translated into RMB at the exchange rates quoted by the People's Bank of China ("PBOC") prevailing at the date of the transactions. Monetary assets and liabilities denominated in currencies other than RMB are translated into RMB using the applicable exchange rates quoted by the PBOC at the balance sheet dates. Exchange differences are included in the statements of changes in owners' equity.  Gain and losses resulting from foreign currency transactions are included in operations.

The Company's financial statements are translated into the reporting currency, the United States Dollar ("US$").  Assets and liabilities of the Company are translated at the prevailing exchange rate at each reporting period end. Contributed capital accounts are translated using the historical rate of exchange when capital is injected. Income and expense accounts are translated at the average rate of exchange during the reporting period.  Translation adjustments resulting from translation of these consolidated financial statements are reflected as accumulated other comprehensive income (loss) in the consolidated statements of changes in shareholders' equity.

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

Period Covered	Balance Sheet Date Rates	Average Rates

Six months ended June 30, 2011	6.46400	6.54818
Six months ended June 30, 2010	6.80860	6.83474
Year ended December 31, 2010	6.61180	6.77875
Year ended December 31, 2009	6.83720	6.84088

Statement of Cash Flows

In accordance with FASB ASC 830-230, "Statement of Cash Flows", cash flows from the Company's operations is calculated based upon the functional currency.  As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

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

(2) License Fees

(a) License fees from liquor manufactures

We authorize liquor manufacturers who comply with our requirements to use certain sub brand names of "Baishui Dukang" to process the production of liquor and to sell to customers within the designated area in a certain period of time. The amount of license fee varies based on the sales territory and the number of sub brand names. We generally collect the entire license fee when the license agreement is executed, and then recognize license fee revenue over the beneficial period described by the agreement, as the revenue is realized or realizable and earned.

(b) License fees from liquor stores

We also authorize liquor stores who comply with our requirements to exclusively sell certain sub brand names of "Baishui Dukang" products within the designated area in a certain period of time. The amount of license fee varies based on the sales territory and the number of sub brand names. We generally collect the entire license fee when the agency agreement is executed, and then recognize license fee revenue over the beneficial period described by the agreement, as the revenue is realized or realizable and earned.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5-	SIGNIFICANT ACCOUNTING POLICIES (continued)

Deferred Revenue

Deferred revenue consists of prepayments to the Company for products that have not yet been delivered to the customers and franchise fees received upfront for services have not yet been rendered and accepted.  Payments received prior to satisfying the Company's revenue recognition criteria are recorded as deferred revenue.

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

Baishui Dukang, one of our subsidiaries, is engaged in the distillery business.  Pursuant to the production requirement, all spirits that are newly distilled from sorghum, so call "liquor base", must be barrel-aged for several years, so we bottle and sell only a portion of our liquor base inventory each year.  We classify barreled liquor base as work-in-progress. Following industry practice, we classify all barreled liquor base as a current asset.

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

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with the FASB ASC 720-35, "Advertising Costs".  The advertising costs were $5,907, and $34,960 for the six months ended June 30, 2011 and 2010, respectively.

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

Value-added Tax ("VAT")

Sales revenue represents the invoiced value of goods, net of a value-added tax (VAT).  All of the Company's products that are sold in PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price or at a rate approved by the Chinese local government.  This VAT may be offset by VAT paid on purchase of raw materials included in the cost of producing the finished goods. The Company presents VAT on a net basis.

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

Loans from Directors and Officers

Loans from directors and officers are temporally short-term loans from our directors and officers to finance the Company's operation due to lack of cash resources.  These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.  Cash flows from these activities are classified as cash flows from financing activates.

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

Pursuant to the lease agreement, Baishui Dukang is required to absorb the pension and unemployment insurance expenses of Sanjiu's original employees until they all reach their retirement age.  Pursuant to the applicable laws in PRC, male employees retire when they reach 60 years old, while female employees retire when they reach 55 years old. Accordingly, Sanjiu's original employees will gradually retire until Year 2032.  The pension and unemployment insurance expenses are based on a certain percentage of the employees' gross payroll. The percentage may be changed as the applicable law is amended.  In practice, the expenses can be based on the local average salary published by the local government.  Over the life of the lease, the Management anticipates the percentage will remain the same while the local average salary will increase 4% annually.  The number of employees that we need to absorb their pension and unemployment insurance expenses will gradually decrease as Sanjiu's original employees reach their retirement ages.  To the best of our estimation, we anticipate the future payment for pension and unemployment insurance expenses for Sanjiu's original employees as rental payment follows:

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

Effective January 1, 2007, the Company adopted a new FASB guidance, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. The new FASB guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The new FASB guidance also provides guidance on de-recognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition.  In accordance with the new FASB guidance, the Company performed a self-assessment and concluded that there were no significant uncertain tax positions requiring recognition in its consolidated financial statements.

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

Statutory Reserves

Pursuant to the applicable laws in PRC, PRC entities are required to make appropriations to three non-distributable reserve funds, the statutory surplus reserve, statutory public welfare fund, and discretionary surplus reserve, based on after-tax net earnings as determined in accordance with the PRC GAAP, after offsetting any prior years' losses. Appropriation to the statutory surplus reserve should be at least 10% of the after-tax net earnings until the reserve is equal to 50% of the Company's registered capital.  Appropriation to the statutory public welfare fund is 5% to 10% of the after-tax net earnings.  The statutory public welfare fund is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation.  Beginning from January 1, 2006, enterprise is no more required to make appropriation to the statutory public welfare fund.  The Company does not make appropriations to the discretionary surplus reserve fund.

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

Comprehensive Income

FASB ASC 220, "Comprehensive Income", establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income, as presented in the accompanying statements of changes in owners' equity consists of changes in unrealized gains and losses on foreign currency translation.  This comprehensive income is not included in the computation of income tax expense or benefit.

Segment Reporting

FASB ASC 820, "Segments Reporting", establishes standards for reporting information about operating segments on a basis consistent with the Company's internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company currently operates in two principal business segments.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5-	SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with FASB ASC 260, "Earnings Per Share" , which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There are no potentially dilutive securities outstanding (options and warrants) for the six months ended June 30, 2011 and 2010, respectively.

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

An asset or liability's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  Availability of observable inputs can vary and is affected by a variety of factors.  The Company uses judgment in determining fair value of assets and liabilities and Level 3 assets and liabilities involve greater judgment than Level 1 and Level 2 assets or liabilities.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5-	SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued amended disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in equity. Under the amended guidance, all changes in OCI are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The changes are effective January 1, 2012. Early application is permitted.  The Management does not expect the  adoption of this new guidance will have a material effect on the Company's financial position and results of operations.

In May 2011, the Financial Accounting Standards Board (FASB) issued amended standards to achieve a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards. For assets and liabilities categorized as Level 3 and recognized at fair value, these amended standards require disclosure of quantitative information about unobservable inputs, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements. In addition, these amended standards require that we disclose the level in the fair value hierarchy for financial instruments disclosed at fair value but not recorded at fair value. These new standards are effective for us beginning in the first quarter of 2012; early adoption of these standards is prohibited. The Management does not expect the  adoption of this new guidance will have a material effect on the Company's financial position and results of operations.

In January 2011, the FASB temporarily deferred the disclosures regarding troubled debt restructurings which were included in the disclosure requirements about the credit quality of financing receivables and the allowance for credit losses which was issued in July 2010.  In April 2011, the FASB issued additional guidance and clarifications to help creditors in determining whether a creditor has granted a concession, and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The new guidance and the previously deferred disclosures are effective July 1, 2011 applied retrospectively to January 1, 2011. Prospective application is required for any new impairments identified as a result of this guidance. The Management does not expect the  adoption of this new guidance will have a material effect on the Company's financial position and results of operations.

In December 2010, FASB issued an amendment to the disclosure of supplementary pro forma information for business combinations. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of this new guidance did not have a material effect on the Company's financial position and results of operations.

In December 2010, FASB issued an amendment to goodwill impairment test. The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of this new guidance did not have a material effect on the Company's financial position and results of operations.

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

Interest expense charged to operations for this bank loan was $27,862  for the six months ended June 30, 2011. The weighted-average outstanding bank loan balance is $773,515; and the weighted-average monthly interest rate is 6.026%.

Bank loan consists of the following as of December 31, 2010:

	Loan		Annual	Guaranteed
Financial Institutions	Amount	Duration	Interest Rate	By
Baishui Branch of Agriculture Bank of China	$756,224	08/02/2010-08/01/2011	6.372%	Buildings
Total	$756,224

Interest expense charged to operations for this bank loan was $1,403 for the six months ended June 30, 2010. The weighted-average outstanding bank loan balance is $33,905; and the weighted-average monthly interest rate is 6.49%.

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

Major Customers

There were six major customers who made sales approximately 5% or more of the Company's total sales as summarized in the following:

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

Major Suppliers

There were nine major customers who made sales approximately 5% or more of the Company's total sales as summarized in the following:

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

The Company's assets are located in PRC and revenues are derived from operations in PRC.

In terms of industry regulations and policies, the economy of PRC has been transitioning from a planned economy to market oriented economy. Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reforms, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in PRC are still owned by the Chinese government. For example, all lands are state owned and are leased to business entities or individuals through governmental granting of Land Use Rights. The Chinese government also exercises significant control over PRC's economic growth through the allocation of resources and providing preferential treatment to particular industries or companies. Uncertainties may arise with changing of governmental policies and measures.

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

The changes in operating expenses, both selling expenses and general and administrative expenses arose from the Company's decision to change its distribution practices. The Company has begun to move away from its emphasis on affiliates to a much broader network of third party resellers.

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

The changes in operating expenses, both selling expenses and general and administrative expenses arose form the company's decision to change its distribution practices. The company has begun to move away from its emphasis on affiliates to a much broader network of third party resellers.

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

Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the statement of changes in owners' equity and amounted to $(852,542) and $(685,094) as of June 30, 2011 and December 31, 2010, respectively.  The average translation rates applied to income statement accounts for the six months ended June 30, 2011 and 2010 were 6.54818 RMB and 6.83474 RMB, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2011, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no material changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

THERE IS CURRENTLY NO SUBSTANTIAL MARKET FOR OUR COMMON STOCK AND NO ASSURANCE THAT ONE WILL DEVELOP.
There is currently on an extremely limited trading market for our shares of Common Stock, under the symbol "CDKG". We have provided no public information and our symbol contains a "skull and crossbones" insignia on the pink sheets until this filing. We currently have a "stop sign" insignia. We are filing this information partly to provide such information to the public although there can be no assurance that a more substantial market will ever develop or be maintained.  Any market price for shares of our Common Stock is likely to be very volatile, and numerous factors beyond our control may have a significant adverse effect.  In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies.  These broad market fluctuations, as well as general economic and political conditions, may also adversely affect the market price of our Common Stock.  Further, there is no correlation between the present limited market price of our Common Stock and our revenues, book value, assets or other established criteria of value.  The present limited quotations of our Common Stock should not be considered indicative of the actual value of the Company or our Common Stock.

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
BECAUSE OUR SHARES ARE DEEMED HIGH RISK "PENNY STOCKS," YOU MAY HAVE DIFFICULTY SELLING THEM IN THE SECONDARY TRADING MARKET.
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

The Chinese government adopted an "open door" policy to transition from a planned economy to a market driven economy in 1978. Since then the economy of the PRC has undergone rapid modernization although the Chinese government still exerts a dominant force in the nation's economy. There has historically been a substantial market in liquor consumption in China.

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

NEW CHINESE LAWS MAY RESTRICT OUR ABILITY TO CONTINUE TO MAKE ACQUISITIONS OF BUSINESSES IN CHINA.
New regulations on the acquisition of businesses commonly referred to as "SAFE" regulations (State Administration of Foreign Exchange) were jointly adopted on August 8, 2006 by six Chinese regulatory agencies with jurisdictional authority. Known as the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors the new Rule requires creation of offshore Special Purpose Ventures, or SPVs, for overseas listing purposes. Acquisitions of domestic Chinese companies require approval prior to listing securities on foreign exchanges.

We obtained the approvals that we believe are required in making the acquisitions that formed the present company. Nonetheless, our growth has largely been by acquisition and we intend to continue to make acquisitions of Chinese businesses. Since the "SAFE" rules are very recent there are many ambiguities and uncertainties as to interpretation and requirements.  These uncertainties and any changes or revisions to the regulations could limit or eliminate our ability to make new acquisitions of Chinese businesses in the future.

WE MAY BE AFFECTED BY RECENT CHANGES TO CHINA'S FOREIGN INVESTMENT POLICY, WHICH WILL CHANGE THE INCOME TAX RATE FOR FOREIGN ENTERPRISES.

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
For more than a decade the exchange rate for the Renminbi ("RMB") was pegged against the United States dollar leaving the exchange rates relatively stable at roughly 8 RMB for 1 US Dollar. The Chinese government announced in 2005 that it would begin pegging the Renminbi exchange rate against a basket of currencies, instead of relying solely on the U.S. dollar. This has recently caused the dollar to depreciate as against the RMB. As of December 31, 2009, the rate was 6.837 RMB for 1 US Dollar.  Since all of our expected operations are in China, significant fluctuations in the exchange rate may materially and adversely affect our revenues, cash flow and overall financial condition.
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

None.

Transfer Agent

Our transfer agent is Island Stock Transfer, 100 Second Avenue South, Suite 705S, St. Petersburg, FL 33701. The telephone number is (727) 289-0010.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

ITEM 6. EXHIBITS.

14.1	Code of Ethics *
31.1.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer *
31.2.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer *
32.1.	Section 1350 Certifications of Chief Executive Officer *
32.2.	Section 1350 Certifications of Chief Financial Officer *
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*Previously Filed

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(b) Reports on Form 8-K

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA DU KANG CO., LTD.
(Registrant)

Date: August 22, 2011	By:	/s/ Wang Yong Sheng, President
Wang Yong Sheng
President