Form 10-K/A
period 2010-12-31
CHINA DU KANG CO. LTD.
filed 2011-09-30
CIK 1472635

U.S. Securities and Exchange Commission
Washington, D.C. 20549
_________________________

FORM 10-K
AMENDMENT #1
_________________________

☒	Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2010

☐	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: __________

_________________________

CHINA DU KANG CO., LTD
(Exact name of small business issuer as specified in its charter)
_________________________

Nevada	90-0531621
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

Town of Dukang, Baishui County,
A-28,Van Metropolis,#35 Tangyan Road,
Xi'an, Shaanxi, PRC, 710065
(Address of principal executive offices)

8629-88830106-822
(Issuer's telephone number)
_________________________

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	Not Applicable

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed bySection 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒         No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 if Regulation S-K (229.405 of this Chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.
Yes ☐          No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)
Accelerated filer	☐
Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act).
Yes ☐      No ☒

The Registrant’s revenues for its fiscal year ended December 31, 2010 and 2009 were $2,487,454 and $1,987,659, respectively.

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

Number of shares of common stock, par value $.001, outstanding as of April 1, 2011: 100,113,791

DOCUMENTS INCORPORATED BY REFERENCE

None

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-K under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," " the Company believes," "management believes" and similar language, including those set forth in the discussions under "Notes to Financial Statements" and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-K. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them.

ITEM 1.	BUSINESS

China Du Kang Co., Ltd (“Du Kang” or the “Company”) was incorporated as U. S. Power Systems, Inc., in the State of Nevada on January 16, 1987.  On or about June 8, 2006 the Company ’s name was changed to Premier Organic Farms Group, Inc. On or about November 30, 2006 the name was changed to Amstar Financial Holdings, Inc. (“AFLH”). On or about March 18, 2008 the name was changed to its current name of China Du Kang Co., Ltd. with its corporate charter still residing in Nevada.   The Company changed its fiscal year ending from September 30 to December 31 in February 2008.

Overview

The Company had been engaged in the business to provide various financial services since its incorporation.   The Company was not successful and discontinued the majority of its operation by December 31, 2007.

“We previously were a shell company; therefore the exemption offered pursuant to Rule 144 is not available. Anyone who purchased securities directly or indirectly from us or any of our affiliates in a transaction or chain of transactions not involving a public offering cannot sell such securities in an open market transaction.”

On January 10, 2008, the Company entered into a Plan of Exchange Agreement (the “Agreement”) with Hong Kong Merit Enterprise Limited (“Merit”), a holding company incorporated in Hong Kong.  Pursuant to the terms of the Agreement, the Company agreed to issue post split 88,000,000 shares of its common stock to the shareholder(s) of Merit in exchange for Merit to transfer all of its issued and outstanding shares of common stock to the Company , thereby causing Merit to become a wholly-owned subsidiary of the Company .  Merit also agreed to pay $260,000 to the Company at closing.  The parties closed the transaction contemplated by the Agreement on February 11, 2008.

This transaction is being accounted for as a reverse merger, since the shareholders of Merit owns a majority of the outstanding shares of the Company ’s common stock immediately following the share exchange.  Merit is deemed to be the acquirer in the reverse merger.  Consequently, the assets and liabilities and the historical operations that will reflected in the consolidated financial statements for periods prior to the share exchange will be those of Merit and its subsidiaries and will be recorded at the historical cost basis.  After completion of the share exchange, the Company ‘s consolidated financial statements will include the assets and liabilities of both Du Kang and Merit, the historical operations of Merit and the operations of the Company and its subsidiaries from the closing date of the share exchange.

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

Baishui Dukang and Brand Management are the two of these affiliated companies that are engaged in business operations. Du Kang, Merit, Huitong, and Xidenghui are holding companies, whose business is to hold an equity ownership interest in Baishui Dukang and Brand Management.  All these affiliated companies are hereafter referred to as the "Company".  Currently, the Company is principally engaged in the business of production and distribution of distilled spirit with the brand name of “Baishui Dukang”. The Company also licenses the brand name to other liquor productors.   The Company 's structure is summarized in the flow chart found in Item 14. Supplementary Data.

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

On March 4, 2002, Baishui Dukang signed a lease agreement with Shaanxi Sanjiu Dukang Liquor Production Co., Ltd ("Sanjiu"), pursuant to which Baishui Dukang agreed to lease the liquor production facility of Sanjiu, including all the fixed assets and the piece of land that the fixed assets attached, for a period of 20 years, which was latterly extended to 30 year. On February 3, 2005, Sanjiu was acquired by Shannxi Baishui Dukang Liquor Development Co., Ltd, an affiliate of the Company . On April 30, 2005, Baishui Dukang signed a complementary lease agreement with Shannxi Baishui Dukang Liquor Development Co., Ltd, pursuant to which Baishui Dukang agreed to continue to lease the liquor production facility for the rest of the original 30-year period. Baishui Dukang also agreed to pay $362,450 (RMB 3,000,000) to the local government to continue the lease and to absorb the pension and unemployment insurance expenses of Sanjiu's original employees. All the pension and unemployment insurance payments were to be made directly to the local China Social Security Administration to satisfy all of the pension and unemployment insurance expenses that were required in connection with the original Sanjiu employees.

From that time until the present, the Baishui facility has been the Company ’s exclusive manufacturing facility and the Company has continued to market the lines that were originally proffered by the Baishui Dukang Liquor Factory. The Company has made significant improvements to the facility and expects to continue to improve the facility.

Current Operations

Shaanxi Xi Deng Hui Technology Stock Co. Ltd. is a holding company which established on March 29, 2001 after being restructured enterprise with added capital. The registered capital is 129,000,000 RMB ($17,793,103 USD).  On or about January 31, 2008 Shaanxi Xi Deng Hui Technology Stock Co. Ltd purchased a majority interest in Amstar Financial Holdings, Inc. (formerly AFLH) in a reverse merger.   The Company ’s new name is China Du Kang Company Limited now listed as CDKG.

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

Du Kang is a generic description, like “vodka” or “merlot” and is one of the most famous Chinese white wine brands. The Company ’s subsidiaries Shaanxi Bai Shui Du Kang Liquor Co. Ltd and Shaanxi Bai Shui Du Kang own the “Bai Shui Du Kang” brand, while another subsidiary, owns three 3 brands:

•	Bai Shui Du Kang
•	Thirteen Dynasties and
•	Jiu Zu Gong.

At present, Du Kang has 6000 ton production capacity per year including (brewing and packaging).  Liquor products unit price ranges from $2.00 USD to $150.00 USD. Our Du Kang Liquor products are sold in most cities in China.  In northeast, north,south coastal region and middle areas of China we sell liquor through long-term liquor distributors. In Shaanxi province we sell liquor to agent stores in Xi’an, Bai Shui, Hua yin, Han Cheng, Fu Ping Pu Cheng, Da Li, Wei Nan city.  Throughout China the Du Kang market sales, awareness and brand image is broadening.

Through its subsidiaries in China, the Company sells and develops new and additional liquors, liquor raw materials, deep processing of agricultural and sideline products and research and develop of high-tech products and brewing methods. We were the first company, in cooperation with the Chinese Academy of Sciences, to ship Du Kang yeast and grain aboard #3 and #7 Shenzou spaceflights for a series of scientific experiments designed to improve yield and flavors. No newly developed products have entered the market since 2008. We are currently focusing on expanding distribution of existing brands so we have devoted only minimal resources to research and development activities in the past two years.

Major products include the Baishui Dukang series, Thirteen Dynasties series, Shen Zhou Nectar, Guo Bin Special, and Jiu Zu Gong.

Distribution methods of the products or services

The Company set a new sales strategy, including sales territory that covers many counties in China and since July 2007. Du Kang Liquor products previously have been sold mostly in the larger cities in China. In 2008 and 2009, we put in place distributorship agreements in the form of agenciess or licensing that now includes the northeast, north, south coastal region and middle areas of China.

We derive our revenue from following three ways:

•	Sales of liquor within China generally through long-term liquor distributors (“distributor”).
•	Fees from agent liquor stores/retailers (“agent”)
•
Our subsidiary, Shaanxi Bai Shui Du Kang Brand Management Co., Ltd. grants permission to use “Baishui Dukang” trademark to white spirits manufactures (“licensee”) who comply with the liquor (or white spirits) production standard of PRC.

Accordingly, the Company enters into three different types of agreements: Distributorship Agreements, Agency Agreements, and Licensing Agreements. All are designed to expand the distribution of the Company ’s products. The material terms and differences among the agreements are as follows:

1.
The Company ’s distribution agreements grant the distributor the exclusive right to distribute the Company ’s products within a defined territory. Each distributor agreement provides an area within the PRC that is exclusive to the distributor for a 5-year exclusive period.  Each Distributor Agreement specifies the Du Kang products that are to be sold, with the Thirteen Dynasties series being the most prevalent. Pricing of the products is according to the China Du Kang pricing policies. Terms include account settlement procedures; duties pertaining to licenses, packaging and sales conduct. The distributors are required to provide reports, protect the trademarks and copyrights and dispute resolution procedures. The

2.
The Company ’s agency agreements grant the agent the exclusive right to sell the Company ’s products within a defined territory. The agency agreements grant an agent to exclusively sell particular products of the Company in exchange for a pre-determined royalty. The Royalty payments for agency agreements range from $44,610 to $160,317. The Company will produce specific liquors for sale stated under the terms of the agency agreement, and the agent has the exclusive right to sell certain products as designated by the agreement. The agreement does not private label the specific products, but we agree that we will not sell those products through our distributors or other arrangements. The agency agreement does not entitle the agent to sell any other China Du Kang products other than the specific products that are subject to the Agency agreement.  For agency agreements last for one year and may be renewed annually. The agent must pay an upfront fee that varies from product to product and the agent must minimum sales requirements during the term of the agreement.

3.
The Company ’s licensing agreements grant the licensee a non-exclusive right to use the Company ’s trademarks, logos, and brand names in connection with the development, marketing, and sale of the licensee’s independently manufactured products. The licensing agreements grant a license to use the Company ’s trademarks in exchange for a pre-determined royalty. The Royalty payments for licensing agreements ranged from $6,134 to $355,254. Licensing agreements typically date back to a period before the current Company acquired the assets and essentially continues the rights of certain third parties to market products using the China Du Kang name, patterns, logos, trademarks and other proprietary assets for sub-branding of products. Licensing agreements are for specific zones with the PRC and may overlap territories that are included in other agreements. Each agreement specifies the products covered, types of uses permitted, and the method and scope of sub-branding. The Agreements cover sales literature, pricing, quality controls and standards for packaging.

We derive revenue from distributors, licensees, and agents as following:

	For the Year Ended
	2010		2009
		Percentage		Percentage
		of Total		of Total
Type of Customer	Revenue	Revenue	Revenue	Revenue
Distributor	$1,270,136	51.06%	$1,059,694	53.31%
Licensee	806,535	32.42%	731,711	36.81%
Agent	410,784	16.51%	196,254	9.87%
	$2,487,454	100.00%	$1,987,659	100.00%

We derive revenue from PRC region as further disclosed in the following:

	For the Year Ended
	2010		2009
		Percentage		Percentage
		of Total		of Total
Name of Province	Revenue	Revenue	Revenue	Revenue
Shaanxi Province	$1,732,035	69.63%	$1,587,641	79.87%
Henan Province	535,064	21.51%	147,707	7.43%
Shandong Province	89,452	3.60%	105,612	5.31%
Hebei Province	6,970	0.28%	-	-
Anhui Province	27,184	1.09%	71,147	3.58%
Hubei Province	83,644	3.36%	-	-
Gansu Province	-	-	23,034	1.16%
Zhejiang Province	6,134	0.25%	35,242	1.77%
Heilongjiang Province	6,970	0.28%	17,276	0.87%
	$2,487,454	100.00%	$1,987,659	100.00%

Competitive Business Conditions

While management is pleased at the progress of the distribution of its Du Kang liquors, it remains a relatively insignificant participant in the liquor and beverage industry. Many of our competitors are larger and have significantly more financial resources. We were recently awarded inclusion in China’s top 500 large and medium sized beverage manufacturers. An article in the April 15, 2009 edition of “The Atlantic” magazine (Risen,The Atlantic, April 15, 2009) reported that “Maotai”, a “baijiu” type of white liquor that is competitive, was the largest selling liquor in the world. The article notes that Maotai is somewhat expensive – the bottle tested cost $115 USD, smells of ammonia, and has a bitter taste.

Both a February, 2010 issue of the newspaper China Daily (Qingfen and Yue,China Daily,February 2, 2010) also noted that "Moutai and Wuliangye”, two higher end liquors were selling briskly, Both Moutai and Wuliangy are products that compete with the Company ’s liquors. The article contained a quote a report from a China investment firm that said,

“In 2010, China's high-end liquor (wine and spirit) consumption will grow by more than "30 percent" from a year earlier, higher than the liquor market as a whole, which will see a "20 to 25" percent rise.”

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

The Company has long-term marketing contract with the following three companies: Shaanxi Dukang Liquor Group Co., Ltd., Henan Jiuquan Liquor Co., Ltd., and Shanxi Baishui Xingjijiu Marketing Co., Ltd. These three companies sell our products in China.

Shaanxi Dukang Group Co., Ltd., accounted for approximately 41% and Henan Jiuquan Liquor Co., Ltd.. accounted for more than 14% of our sales of our products for the year ended December 31, 2010.  Shaanxi Dukang Group Co., Ltd., accounted for approximately 30% and Shanxi Baishui Xingjijiu Marketing Co., Ltd. accounted for more than 15% of our sales of our products for the year ended December 31, 2010.

We have begun to expand our distributorship and licensing programs and expect to reduce the dependence on these three distributors over the course of 2010.

Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration

The Company has received all the certificates required to be issued by the Chinese government pertaining to production and sales of liquor, such as the Production License, Trade Mark Registration Certificate, etc. All these certificates are in force.

We believe we have full rights to the intellectual property required for sales in China. We have been contacted by a U.S. group that indicates that they have a prior right to the name “Du Kang” within the United States.

Dependence of Major Suppliers

We rely on a limited number of suppliers for our component parts and raw materials. Although there are many suppliers for each of our component parts and raw materials, we are dependent on a limited number of suppliers for many of the significant components and raw materials. This reliance involves a number of significant potential risks, including:

•	lack of availability of materials and interruptions in delivery of components and raw materials from our suppliers;
•	manufacturing delays caused by such lack of availability or interruptions in delivery;
•	fluctuations in the quality and the price of components and raw materials, in particular due to the petroleum price impact on such materials; and
•	risks related to foreign operations.

We generally do not have any long-term or exclusive purchase commitments with any of our suppliers. Hunan Xinshiji Taochi Co., Ltd., Hunan Fengling Liangyou China Co., Ltd., Shanxi Wenxiyingfa Glass Co., Ltd., and Chongqing World Guohua Technology Co., Ltd. each accounted for more than 10% of our purchases of components for our products for the year ended December 31, 2010.  Shanxi Wenxiyingfa Glass Co., Ltd., Shanxi Wenxiyingfa Glass Co., Ltd., and Yuncheng Aofeng Glass Co., Ltd. each of which accounted for more than 10% of our purchases of components for our products for the fiscal year ended December 31, 2009.

Our failure to maintain existing relationships with our suppliers or to establish new relationships in the future could also negatively affect our ability to obtain our components and raw materials used in our products in a timely manner. If we are unable to obtain ample supply of products from our existing suppliers or alternative sources of supply, we may be unable to satisfy our customers’ orders which could materially and adversely affect our revenues and our relationship with our customers.

Regulation

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

The greatest impact of government regulation for company’s business is the change of tax policy. In China, white spirit production belongs to a traditionally high tax industry. However, the Company ’s location, Bai Shui county, is rated as a national level poor county. The Company is considered to be a pillar enterprise and major client of taxation in Bai Shui county.

Historically, the Company has enjoyed preferential tax treatment on a national and local level. The Company entered into a Tax Abatement Agreement in 2004. Taxes were exempted for the first 2 years of existence of the Agreement and reduced by half for the following 3 years. The Agreement expired as of August, 2009. Management is optimistic that they can work with taxing authorities to continue some level of preferential tax treatment for income of the Company .

Employees

The Company currently has 144 full time employees. During peak seasons the Company hires temporary workers and typically has approximately 250 part time employees during these periods. The Company currently has no part time employees.

All officers and directors except Director Liu Su Ying are employed on a full time basis and devote their full time energies to the Company . Each officer and director except Ms. Liu devotes at least 40 hours per week during each work week.

Costs and effects of compliance with environmental laws

Company’s main product is liquor, and the raw material for liquor production is grain and water. The water is taken from Dukang spring, a fresh water aquifer that has a history of thousands of years. The Company ’s manufacturing process meets the national standard for environmental protection. Moreover, the Company was commended as a “Manufacturing Enterprise to Recycle Energy” by the government of the Shaanxi province.

In recent years, company has spent over $4,400 to refurbish the Company ’s production equipment, factory, building, boiler, water line, electricity as well as air, to improve its efficiency. In addition, the Company has invested in recovery processing of the distiller’s grains produced in liquor-making, in order to produce the fodder.

ITEM 1A.	RISK FACTORS

RISK FACTORS

RISKS RELATED TO OUR BUSINESS

OUR AUDITORS HAVE NOTED THERE IS CERTAIN DOUBT ABOUT OUR ABILITY TO OPERATE AS A GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $21,449,649 at December 31, 2010 that includes losses of $(1,007,604) and $(1,321,056) for the years ended December 31, 2010 and 2009, respectively. In addition, The Company has a working capital deficiency of $17,117,746 and a shareholders' deficiency of $8,809,864 at December 31, 2010. These factors raise certain doubt about its ability to continue as a going concern.

Management has taken steps to revise the Company 's operating and financial requirements. The Company is actively pursuing additional funding and a potential merger or acquisition candidate and strategic partners, which would enhance owners' investment. However, there can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company 's existing stockholders.

The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

WE HAVE HAD LOSSES FROM OPERATIONS AND ANTICIPATE LOSSES FOR THE FORESEEABLE FUTURE.

Since inception we have had limited revenues from operation. Revenues for the year ended December 31, 2009 totaled $ 1,987,659 as compared to $2,487,454 for the year ended 2010. For the year ended December 31, 2010 we experienced net income from operations of $207,901 for the year ended December 31, 2010 as compared to net loss of $(489,413) for the year ended December 31, 2009. We expect to incur significant operating expenses and, as a result, will need to generate significant revenues to achieve profitability, which may not occur. Even if we do achieve profitability, we may be unable to sustain or increase profitability on an ongoing basis.

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

IF A MARKET DEVELOPS FOR OUR SECURITIES THE COULD BE VOLATILE AND MAY NOT APPRECIATE IN VALUE.

If a market should develop for our securities, of which we have no assurance, the market price is likely to fluctuate significantly. Fluctuations could be rapid and severe and may provide investors little opportunity to react. Factors such as changes in results from our operations, and a variety of other factors, many of which are beyond the control of the Company , could cause the market price of our common stock to fluctuate substantially. Also, stock markets in penny stock shares tend to have extreme price and volume volatility. The market prices of shares of many smaller public companies securities are subject to volatility for reasons that frequently unrelated to the actual operating performance, earnings or other recognized measurements of value. This volatility may cause declines including very sudden and sharp declines in the market price of our common stock. We cannot assure investors that the stock price will appreciate in value, that a market will be available to resell your securities or that the shares will retain any value at all.

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

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.	PROPERTIES.

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

Leased Assets*

On March 4, 2002, Baishui Dukang signed a lease agreement with Shaanxi Sanjiu Dukang Liquor Production Co., Ltd ("Sanjiu"), pursuant to which Baishui Dukang agreed to lease the liquor production facility of Sanjiu, including all the fixed assets and the piece of land that the fixed assets attached, for a period of 20 years, which was latterly extended to 30 year. On February 3, 2005, Sanjiu was acquired by Shannxi Baishui Dukang Liquor Development Co., Ltd, an affiliate of the Company . On April 30, 2005, Baishui Dukang signed a complementary lease agreement with Shannxi Baishui Dukang Liquor Development Co., Ltd, pursuant to which Baishui Dukang agreed to continue to lease the liquor production facility for the rest of the original 30-year period. Baishui Dukang also agreed to pay $362,450 (RMB 3,000,000) to the local government to continue the lease and to absorb the pension and unemployment insurance expenses of Sanjiu's original employees. All the pension and unemployment insurance payments were to be made directly to the local China Social Security Administration to satisfy all of the pension and unemployment insurance expenses that were required in connection with the original Sanjiu employees.

Pursuant to the lease agreement, Baishui Dukang is required to absorb the pension and unemployment insurance expenses of Sanjiu's original employees until they all reach their retirement age.  Pursuant to the applicable laws in PRC, male employees retire when they reach 60 years old, while female employees retire when they reach 55 years old. Accordingly, Sanjiu’s original employees will gradually retire until Year 2032.  The pension and unemployment insurance expenses are based on a certain percentage of the employees’ gross payroll. The percentage may be changed as the applicable law is amended.  In practice, the expenses can be based on the local average salary published by the local government.  Over the life of the lease, the Management anticipates the percentage will remain the same while the local average salary will increase 4% annually.  The number of employees that we need to absorb their pension and unemployment insurance expenses will gradually decrease as Sanjiu’s original employees reach their retirement ages.  To the best of our estimation, we anticipate the future payment for pension and unemployment insurance expenses for Sanjiu’s original employees as rental payment follow:

Year	Pension Insurance Expense					Unemployment Insurance Expense					Total
	Province average salary (RMB)	Annual increase rate	Percentage	No. of employees	Estimated pension insurance expense (RMB)	City average salary (RMB)	Annual increase rate	Percentage	No. of employees	Estimated pension insurance expense	USD$1.00=RMB¥6.83720 @12/31/2009		Present Value as of December 31, 2009 (the incremental interest rate is 8%)
											(RMB)	(USD)	(RMB)	(USD)
2009	13,254	4%	20%	325	861,494	10,558	4%	2.50%	325	85,784	947,279	138,548
2010	13,784	4%	20%	316	871,143	10,980	4%	2.50%	316	86,745	957,888	140,100	886,934	129,722
2011	14,335	4%	20%	309	885,919	11,420	4%	2.50%	309	88,217	974,136	142,476	835,165	122,150
2012	14,909	4%	20%	301	897,502	11,876	4%	2.50%	301	89,370	986,872	144,339	783,411	114,581
2013	15,505	4%	20%	282	874,483	12,351	4%	2.50%	282	87,078	961,561	140,637	706,776	103,372
2014	16,125	4%	20%	268	864,312	12,846	4%	2.50%	268	86,065	950,377	139,001	646,811	94,602
2015	16,770	4%	20%	258	865,344	13,359	4%	2.50%	258	86,168	951,512	139,167	599,614	87,699
2016	17,441	4%	20%	244	851,123	13,894	4%	2.50%	244	84,752	935,875	136,880	546,074	79,868
2017	18,139	4%	20%	228	827,124	14,449	4%	2.50%	228	82,362	909,486	133,020	491,367	71,867
2018	18,864	4%	20%	215	811,162	15,027	4%	2.50%	215	80,772	891,935	130,453	446,189	65,259
2019	19,619	4%	20%	199	780,828	15,629	4%	2.50%	199	77,752	858,580	125,575	397,689	58,165
2020	20,404	4%	20%	173	705,963	16,254	4%	2.50%	173	70,297	776,260	113,535	332,925	48,693
2021	21,220	4%	20%	148	628,103	16,904	4%	2.50%	148	62,544	690,647	101,013	274,265	40,114
2022	22,068	4%	20%	135	595,849	17,580	4%	2.50%	135	59,332	655,182	95,826	240,909	35,235
2023	22,951	4%	20%	113	518,698	18,283	4%	2.50%	113	51,650	570,348	83,418	194,181	28,401
2024	23,869	4%	20%	102	486,933	19,015	4%	2.50%	102	48,487	535,420	78,310	168,787	24,687
2025	24,824	4%	20%	77	382,290	19,775	4%	2.50%	77	38,067	420,357	61,481	122,698	17,946
2026	25,817	4%	20%	52	268,497	20,566	4%	2.50%	52	26,736	295,233	43,180	79,792	11,670
2027	26,850	4%	20%	41	220,167	21,389	4%	2.50%	41	21,923	242,091	35,408	60,583	8,861
2028	27,924	4%	20%	25	139,618	22,244	4%	2.50%	25	13,903	153,521	22,454	35,573	5,203
2029	29,041	4%	20%	18	104,546	23,134	4%	2.50%	18	10,410	114,957	16,813	24,664	3,607
2030	30,202	4%	20%	12	72,485	24,059	4%	2.50%	12	7,218	79,703	11,657	15,834	2,316
2031	31,410	4%	20%	6	37,692	25,022	4%	2.50%	6	3,753	41,446	6,062	7,624	1,115
2032	32,667	4%	20%	1	6,533	26,023	4%	2.50%	1	651	7,184	1,051	1,224	179
Total					11,825,175					1,177,507	13,002,682	1,966,587	7,012,153	1,060,551

The manufacturing facility of the Company is Shaanxi Bai Shui Du Kang Liquor Co., Ltd. The plant is located in South of Dukang Street, Town of Dukang, Baishui County, the city of Weinan, Shaanxi Province, 715600.

All of the equipment is used in our manufacturing process. The main equipments are as follows:
-	Fermenter: grain fermentation
-	Crasher: before the fermentation of the grain, it is better to have it crashed and then it can fullly access to the distiller's yeast
-
Brewing equipment: which is also called Liquor distillation equipment.  The well fermented semifinished products can be poured into it. After heating, the Ethanol, water and various organic compounds can be fractioned by distillation.

-	Cellar: for the storage of the liquor after it is brewed
-	Liquid filling machine: filling the liquor into the containers, such as the bottles
-	Capping machine: cover the bottle shutters
-	Labeling machine: affix labels on the products
-	Packaging machine: put the bottles into the boxes.
-	Carton sealing machine seal the boxes
-	Progressive assembly line: it can help to make the liquid filling, capping, labeling and packaging, etc be completed in an assembly line so it can speed up the production efficiency.

ITEM 3.	LEGAL PROCEEDINGS.

The Company ’s prior CEO, Howard Wayland, Jr., filed for protection from creditors under Chapter 7 of the United States Bankruptcy Code in Houston, TX. Mr. Wayland resigned as CEO in 2008 and resigned as a director prior to filing the petition. Mr. Wayland discharged, among other things, various guarantees he had made in connection with the prior operations of the Company .

We are not presently involved in any litigation that is material to our business. We are not aware of any pending or threatened legal proceedings. In addition, none of our officers, directors, promoters or control persons has filed or been involved for the past five years:

• in any bankruptcy petition
• in any conviction of a criminal proceeding or involved in a pending criminal proceeding (excluding traffic violations and minor offenses)
• is subject to any order, judgment or decree enjoining, barring suspending or otherwise limiting their involvement in any type of business, securities, or banking activities,
• has been found to have violated a federal or state securities or commodities law.

There have been no securities trading suspensions by any regulator, and there is no pending or threatened litigation for which the adverse effect, assuming an unfavorable outcome, would exceed $25,000.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

We did not submit any matters to a vote of security holders during the fiscal year of 2010 and 2009.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Trading Market for Common Equity

There is currently an extremely limited market for the Company 's Common Stock, which is traded over-the-counter and quoted from time to time under the trading symbol "CDKG.PK". Prior to the reverse merger in January 2008, the company traded under the symbol “AFLH.” Consequently, there is currently no established public trading market for the Company 's Common Stock.

Future sales of our common stock could put downward selling pressure on our shares, and adversely affect the stock price. There is a risk that this downward pressure may make it impossible for an investor to sell his shares at any reasonable price. =

The Company 's Common Stock is traded over-the-counter and quoted from time to time in the Pink Sheets Electronic OTC Markets under the trading symbol "CDKG.PK".

The following table sets forth the range of high and low bid prices as reported by the Pink Sheets Electronic OTC Markets for the periods indicated. Such quotations represent inter-dealer prices without retail markup, markdown, or commission, and may not necessarily represent actual transactions. As of December 31, 2010, the opening bid was $.0012 and the closing bid was $.90 with 5000 shares traded.

CALENDAR YEARS	BY QUARTER	BID PRICE
		LOW	HIGH
2010	First	$0.02	$0.09
	Second	0.08	0.15
	Third	0.137	0.002
	Fourth	0.002	0.13

2009	First	$0.01	$0.13
	Second	0.015	0.025
	Third	0.017	0.025
	Fourth	0.01	0.02

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

This transaction is being accounted for as a reverse merger, since the shareholders of Merit owns a majority of the outstanding shares of the Company ’s common stock immediately following the share exchange. Merit is deemed to be the acquirer in the reverse merger. Consequently, the assets and liabilities and the historical operations that will reflected in the consolidated financial statements for periods prior to the share exchange will be those of Merit and its subsidiaries and will be recorded at the historical cost basis. After completion of the share exchange, the Company ‘s consolidated financial statements will include the assets and liabilities of both Du Kang and Merit, the historical operations of Merit and the operations of the Company and its subsidiaries from the closing date of the share exchange.

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

None

Transfer Agent

Our transfer agent is Island Stock Transfer, Inc. located at 100 Second Avenue South, Suite 705S St. Petersburg, Florida 33701

ITEM 6.	SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

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

OVERVIEW

China Du Kang Co., Ltd (“China Du Kang” or the “Company”) was incorporated as U. S. Power Systems, Inc., in the State of Nevada on January 16, 1987. On or about June 8, 2006 the Company ’s name was changed to Premier Organic Farms Group, Inc. On or about November 30, 2006 the name was changed to Amstar Financial Holdings, Inc. (“AFLH”). On or about March 18, 2008 the name was changed to its current name of China Du Kang Co., Ltd. with its corporate charter still residing in Nevada. The Company changed its fiscal year ending from September 30 to December 31 in February 2008.

The Company ’ operations currently consist of sales of a line of proprietary liquors known generally in China as the Baishui Dukang series. These are clear liquors sold under a variety of trade names including Thirteen Dynasty, Jiu Zu Gong and Baishui. The Company ’s products are sold mostly in larger urban areas in China through three long term marketing agreements.

On January 10, 2008, the Company entered into a Plan of Exchange Agreement (the “Exchange Agreement”) with Hong Kong Merit Enterprise Limited (“Merit”), a holding company incorporated in Hong Kong. Merit was a “wholly owned foreign enterprise, generally known as a “WOFE” company, established for the purpose of facilitating an acquisition of a Chinese enterprise. While a Chinese entity may not be owned or controlled by foreign investors or shareholders, the Company ’s Chinese counsel opined that a Chinese entity may be acquired in a two step transaction with a WOFE company. The purpose of the Company was simply to facilitate the acquisition and Merit engages in no operations. All operations are carried out through the Chinese entities. The Chart below shows all of the entities but all operations are conducted by entities incorporated in China. The Hong Kong and US corporations conduct no operations and all of the business of the Company is conducted by the entities incorporated in the PRC..

Pursuant to the terms of the Exchange Agreement, the Company agreed to issue post split 88,000,000 shares of its common stock to the shareholders of Merit in exchange for Merit to transfer all of its issued and outstanding shares of common stock to the Company , thereby causing Merit to become a wholly-owned subsidiary of the Company . The parties closed the transaction contemplated by the Agreement on February 11, 2008.

This transaction is being accounted for as a reverse merger, since the shareholders of Merit owns a majority of the outstanding shares of the Company ’s common stock immediately following the share exchange. Merit is deemed to be the acquirer in the reverse merger. Consequently, the assets and liabilities and the historical operations that will reflected in the consolidated financial statements for periods prior to the share exchange will be those of Merit and its subsidiaries and will be recorded at the historical cost basis. After completion of the share exchange, the Company ‘s consolidated financial statements will include the assets and liabilities of both Du Kang and Merit, the historical operations of Merit and the operations of the Company and its subsidiaries from the closing date of the share exchange.

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

On March 4, 2002, Baishui Dukang signed a lease agreement with Sanjiu, pursuant to which Baishui Dukang agreed to lease the liquor production facility of Sanjiu, including all the fixed assets and the piece of land that the fixed assets attached, for a period of 20 years, which was latterly extended to 30 year. On February 3, 2005, Sanjiu was acquired by Shannxi Baishui Dukang Liquor Development Co., Ltd,, an affiliate of the Company . On April 30, 2005, Baishui Dukang signed a complementary lease agreement with Shannxi Baishui Dukang Liquor Development Co., Ltd, pursuant to which Baishui Dukang agreed to continue to lease the liquor production facility for the rest of the original 30-year period. Baishui Dukang also agreed to pay $362,450 (RMB 3,000,000) to the local government to continue the lease and to absorb the pension and unemployment insurance expenses of Sanjiu's original employees. All the pension and unemployment insurance payments were to be made directly to the local China Social Security Administration to satisfy all of the pension and unemployment insurance expenses that were required in connection with the original Sanjiu employees.

We manufacture product for distribution under certain labels that are proprietary to the Company and which are also distributed through agencies. We also permit third parties to manufacture under similar products under distinguishable names.

We authorize liquor manufacturers who comply with our requirements to use certain sub brand names of “Baishui Dukang” to process the production of liquor and to sell to customers within the designated area in a certain period of time. The amount of licensing fee varies based on the sales territory and the number of sub brand names. We generally collect the entire licensing fee when the licensing contract is executed, and then recognize licensing fee revenue over the beneficial period described by the contract, as the revenue is realized or realizable and earned. We also authorize liquor stores who comply with our requirements to exclusively sell certain sub brand names of “Baishui Dukang” products within the designated area in a certain period of time. The amount of agency fee varies based on the sales territory and the number of sub brand names. We generally collect the entire agency fee when the agency contract is executed, and then recognize agency fee revenue over the beneficial period described by the contract, as the revenue is realized or realizable and earned

The company ’s annual income increased from $1,987,659 in 2009 to $2,487,454 in 2010,which included $210,441, or 19.86% increase in sales of liquor, and $289,354, or 31.18% increase in license fees.

The company adjusts its sales policy from 2008 and increases the strategic partner. Moreover, the expansion of “Bai Shui Du Kang” brand influence and the collection of royalties bring the good benefit for the company .

China has a vast territory and a large population. Every enterprise will seek for the total occupation of their products in all Chinese market. As a liquor enterprise with small production scale and not longer period of operation, it is difficult for the company to occupy the national market in a short period of time. Therefore, according to company’s actual situation, under the precondition of meeting current production capacity and ensuring the sales of products, the company ’s management want to look for the enterprise (in the region our products have not reached yet) which meet the PRC liquor production standard as our strategic partner to expand the sales territory, promote the brand influence, and increase company’s income. Practice has proved that it is a very effective strategy. Some well-known company also adopt this strategic and have many successful cases. Firstly, it can make up company’s deficiency that production capacity cannot meet the actual need. Secondly, it can save a large amount of funds for expansion of reproduction scale. Thirdly, it can expand the influence of company and market share, raise the brand value. Fourthly, it can accelerate the speed of products into market, and reduce the production and transportation cost. Fifthly, it can maximize the profit, and increase company’s income along with the improvement of brand influence and royalties. All of above will lay a good foundation for next step of company’s development.

The current situation is an opportunity as well as a challenge for company’s development.

I、High requirements for inner management and market management have been put forward along with the company ’s development. The company will further deepen the internal reform, strengthen the implementation of target responsibility system, implement the tasks, ascertain the responsibility, reduce the energy consumption, improve the efficiency, guarantee the quality, improve management’s ability of scientific and programmed decision-making, and decrease operation cost.

II、 The company will increase scientific research input, intensify the development of new product. Based on retaining the sales of matured product in existing market, the company will strive for annually putting two or three new product on the market, in order to suit varying customer needs. As income increases, china began to form a middle class. Therefore, company’s goal is to satisfy the high-end products needed by middle class consumer groups.

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

The Company operates in two reportable business segments: Sales of Liquor and License Fees. We currently have three major customers who constitute approximately 10% or more of the Company ’s total sales. These customers are identified in the notes to our consolidated financial statements. As a group, they represent over 50% of our total revenues. Because we depend on a small number of major customers, our revenues are dependent on those customers, rendering the Company vulnerable to a reduction in liquidity or income from operations. To the extent that any of these three customers fail or refuse to continue to do business with the Company , the Company ’s revenues would be adversely impacted. Further, while our distribution is expanding throughout China, our sales are concentrated in the Shaanxi province of China, where the Company ’s headquarters are located.

IV、The company will expand the market method, gradually reduce our reliance on three agents, purchase or set up our own marketing team in due course, and instruct the relevant department to conduct the marketing research and feasibility analysis.

V、The Liquor industry is a high tax industry in China, which affects profitability.. The company located in Bai Shui County, Shaanxi Province. Prior to 2009 we had a preferential tax treatment agreement but that agreement has expired and we do not currently have any tax amelioration in place.

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

Baishui Dukang and Brand Management are the two of these affiliated companies that are engaged in business operations. Du Kang, Merit, Huitong, and Xidenghui are holding companies, whose business is to hold an equity ownership interest in Baishui Dukang and Brand Management. All these affiliated companies are hereafter referred to as the "Company". Currently, the Company is principally engaged in the business of production and distribution of distilled spirit with the brand name of “Baishui Dukang”. The Company also licenses the brand name to other liquor manufactures. The Company 's structure is summarized in the following chart.

Regarding material challenges, risks and material trends affecting the Company , Management believes the primary risk is the potential for raw material prices to fluctuate, affecting the Company ’s profitability. The Company requires approximately 2,000 tons of grain each year. Thus far the Company has not faced shortages from suppliers but has little control over pricing. The Company expects to enter into supply contracts in 2011 with designated suppliers to streamline the ups and downs of pricing.

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

22

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31 2010 AND DECEMBER 31, 2009

REVENUES

Gross revenues improved from $1,987,659 and $2,487,454for the years ended December 31, 2009 and 2010 respectively due primarily to the sales of liquor and the license fees. We recognize revenue when the earning process is complete which generally occurs when products are shipped, both title and the risks and rewards of ownership are transferred, or services have been rendered and accepted, the selling price is fixed or determinable, and collectability is reasonably assured.. We do not provide unconditional rights of return and other concessions to our customers. Sales returns and other allowances have been immaterial in our operation.

Revenues increased $499,795 or 25% from $1,987,659 to $2,487,454 for the years ended December 31, 2009 and 2010 respectively. The increase was fairly evenly attributable to an increase in license fees and sales of liquor. Sales of liquor improved $210,441,or 19.86% from $1,059,694 for the year ended December 31, 2009 to $1,217,319 for the year ended December 31, 2010.

License fees increased from $927,965 for the year ended December 31, 2009 to $1,217,319 for the year ended December 31, 20010, representing an increase of $289,354,or 31.18%.License fees includes fees payable by our licensees and agents. We added 5 licensees in 2010. The Company expects to continue to expand its network of third party licensees and agents throughout 2010. Increase in license fees resulted from additions to our licensing agreements with third parties who wish to use the Du Kang name. These agreements are for renewable one year terms. We expected our agency fees will increase in 2011 aswe implement our sales strategy toincrease license feesand to increase sales generated by distributorsof liquor.

Management believes these increases confirm the validity in the changes to their distribution model and believes that improvements in license fees and sales of liquor should continue in 2011.

GROSS MARGIN

The overall gross margin for the year ended December 31, 2010 was 49.98% as compared to 43.65% for the comparable period of 2009.  Gross margin on sales of liquor was 2.03% for the year ended December 31, 2010, representing an increase of 7.75%, compared to (5.67%) for the comparable period in 2010. The gross margin has been comparable and consistent over the years.

OPERATING EXPENSES

Total operating expenses decreased from $1,357,076 for the year ended December 31, 2009 to $1,035,243 for the year ended December 31, 2010, representing an improvement of $321,833 or approximately 30%.

Selling expenses decreased $321,343 or 69%from $465,749 in the year ended December 31, 2009 to $142,212 for the year ended December 31, 2010. The decrease is due to a decrease of $ 112,708 in advertising expenses from $135,966 in the year ended December 31, 2009 to $23,258 for the same period in 2010, as we reduce our ads in media as we focus on our main distributors to sell our liquor. We have now finished most of our package design, so as our expenses for package design decrease from $17,039 in 2009 to $5,266 in 2010. We also decreased our travel and entertainment expenses from $56,327 to $14,979 and promotion expenses from 256,417 to 98,709 as we attended less promotion conference in 2010 than in 2009.

The decrease in operating expenses was largely due to the decrease in selling expenses ,which was offset by a slight increase in general and administrative expenses of $12,171, from $891,327 for the year ended December 31, 2009 to $893,031 for the year ended December 31, 2010.The increase was largely attributed to the increase of $62,349 in the professional fees and consultant fees from $60,565 for the year ended 2009 to $122,914 for the same period in 2010.Another large increase was in employee benefit and pension from $19,846 for the year ended 2009 to $76,654 for the same period of 2010,which was partially offset by our office expenses decreased from $83,332 for the year ended 2009 to $57,610 for the same period in 2010,and loss on inventory from $121,595 for the year ended December 31, 2009 to $32,849 for the year ended December 31, 2010.

Our travel and entertainment expense increased $30,068 from $145,908 in the year ended December 31, 2009 to $175,976 in the same period in 2010. The increase in travel expenses was due to Relocation of some of offices; including the main offices of Xidenghui and Brand Management.

Payroll decreased from $266,278 at December 31, 2009 to $214,338 as we adjusted our full time staff and made effective use of temporary help. For those same periods, employee benefits and pension increased from $19,846 to $76,654 as we paid more benefit, such as food and housing, to keep our skillful employees; depreciation and amortization decreased from $151,244 to $140,703 as we disposed one vehicle; vehicle expenses increased from $30,168 to $38,469 as the gasoline price increase in PRC.

OTHER INCOME AND EXPENSES

The Company has incurred total interest expense and imputed interest expense of $980,523 and $852,691 for the years ended December 31, 2009 and 2010, respectively. The increased in interest expense was due to increased in bank loans and related parties loans for working capital purposes.

INCOME/LOSS FROM OPERATIONS

The C ompany had experienced a loss from operations of $(489,413) in the year ended December 31, 2009, but shows income from operations of $207,901 which reflects an improvement of $697,314 in the year ended December 31, 2010, The improvement was attributable to an increase in gross profit from $867,663 to $1,243,144 from year ended December 31, 2009 to 2010 and a decrease in operating expenses from $1,357,076 to $1,035,243 for the same periods. The increase in profit is mainly attributed to the performance of new marketing polices and a reduction of selling expenses from $465,749 to $142,212 from the year ended December 31, 2009 to the year ended December 31, 2010. The number of the licensees has increased; the marketing network is expanding and covers more than thirty provinces, cities and districts throughout the country. Revenue has increased by more than 25% compared with the revenue in the year ended Dec 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES AS OF DECEMBER 31, 2010 AND 2009 AND FOR THE YEARS THEN ENDED

Net cash provided by operating activities in 2010 was $1,210,013, as cash used by operating activities was 320, 119 for year ended December 31, 2009.The Changes were primarily due to increase in deferred revenue from (67,281) to $1,216,097 from year ended December 31, 2009 to 2010,as we collected more advance from licensees and agents, which was partially offset by the increase in inventories from 272,211 in 2009 to (475,529) in 2010. The prepaid expenses improved from (368,052) to (98,923),as well as the increase in other payable from (63,597) to ($4,669) for the same periods.

Cash flows used in investment activities increase from $(912,202) to $(1,850,875) for the years ended December 31, 2009 and December 2010, respectively.The increase was due primarily to the loans that we made to our non-consolidated subsidiary, Shaanxi Yellow-river Wetlands Park Co., Ltd.,and Shaanxi Mining New Energy Co., Ltd. a related party. We also used more cash in purchasing fixed assets in 2010, including equipment and building facility, as we are expanding our production capacity.

Net cash provided by financing activities for the years ended December 31, 2009 and 2010 were $1,033,872 and $1,815,626 respectively. The majority of the change was attributed to from the increase in the proceeds from related parties from $3,145,366 in 2009 to $5,388,390 in 2010, which was partially offset by increase in the amount of repayment to such loans from (2,403,854) in 2009 to (4,015,324) in 2010..Bank loans increased from 292,360 to 442,560 for the same periods as we take out more bank loan to expending our production capacity.

GENERAL

Access to short and long term sources of cash is important to the continuation of our research and development and commencement of our operations. Our ability to operate is limited by our financial capacity to obtain cash and additional lines of credit in the future.

Total assets for the periods ending 2010 and 2009 were $14,210,146 and $9,993,604 respectively.  Total current assets increased for the same periods from $3,888,194 to $5,968,025, which was primarily attributable to the increase of cash and cash equivalents, which increased from $619,472 at December 31, 2009 to $1,994,126 at December 31, 2010; and the increase in inventories that increased from $2,694,596 to $3,273,993 for the same respective periods.

Property, plant and equipment declined from $4,283,850 at December 31, 2009 to $4,424,062 at December 31, 2010.  For the same respective periods long term investment increased slightly from $1,755,104 to $1,814,937 due to the changes in currency exchange rate. Liabilities increased from December 31, 2009 to December 31, 2010 from $18,151,683 to $24,020,008   We had bank loans of $292,517 at December 31, 2009 as compared to $756,224 at December 31, 2010.  Accounts payable were $856,270 at December 31, 2009 as compared to $891,409 at December 31, 2010. Amounts due to related parties were the most significant change of current liabilities increasing from $15,095,908 at December 31, 2009 to $17,018,272 at December 31, 2010, as we obtained more loans from related-parties. Taxes payables increased from $196,104 to $491,137 during the same periods..

We have cash of $1,994,126 and $619,472 as of December 31, 2010 and 2009, respectively. We believe that we have sufficient cash to fund operations for approximately 12 months assuming that sales and margins remain constant.

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

RELATED PARTY LOANS

We have historically funded our cash needs through a series of debt transactions, primarily with related parties. These related party loans have operated as informal lines of credit since the inception of the Company , and related parties have extended credit as needed which the Company has repaid at its convenience. Our officers and directors and related parties have assured us that they will continue to provide capital infusions sufficient to fund operations over the next 12 months as needed, but they are under no legal obligation to do so. If our related parties are unable or unwilling to provide additional capital infusions we would likely require additional financing which would likely be on more unfavorable terms. If we are unable to attain additional capital there would likely be a material adverse affect on our operations and financial condition.

We currently have sixteen (16) outstanding loans from related parties in an aggregate amount of $17,018,272 and $15,095,908 as of December 31, 2010 and 2009, respectively.

Theaffiliates are directly or indirectly, beneficially and in the aggregate, majority-owned and controlled by directors and principal shareholders of the Company , as more fully disclosed in the Note 10 and Note 12 to our consolidated financial statements.The remaining eight related party loans are shareholders, and current or former officers and directors which are unsecured, demand notes, which are non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. We have not paid any interest on these loans. Imputed interest expense charged to operations was $949,932 and $833,911 for the years ended December 31, 2010 and 2009, respectively.

Cash flows from due from related parties are classified as cash flows from investing activities.  Cash flows due to related parties are classified as cash flows from financing activities.

Refer to Item 7- Certain Relationships and Related Transactions, and Director Independence of this filing for additional information.

INVENTORY

Our inventory is aged to improve the taste and smoothness of the finished product. Total storage time is approximately three (3) years, so our inventory turnover rate typically exceeds 1,000 days. We believe our practices are standard in the liquor industry in China. The base wine of our liquors goes through a production process that includes weighing, measuring, sampling and tasting, and chromatographic analysis of the production micro-components before the finished goods come off the production line. When the base wine comes off the production line, the product is extremely bitter and is generally not smooth enough for sale.

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

We experience an extended time for inventory turnover, as good quality base wine are stored for several decades for flavor blending. At present, national liquor industry performance is subject to PRC National Standard GB/T14867-2007 Feng-flavor Chinese Spirit, GB/T10781.1-2006 Strong Aromatic Chinese Spirits, and business standards Q/SBDJ01-2002 Mixed-Flavor (Feng, Strong Aromatic and Jiang) Chinese Spirits and Q/SBDJ03-2002 Feng and Strong Aromatic Flavor Chinese Spirits. These requirements set forth the minimum storage requirements for truthful labeling and sale. In short, the more years base wine stored for, the higher its market price will be.

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

Inventories consist of following:
	December 31,	December 31,
	2010	2009
Finished goods	$948,300	$769,619
Work-in-progress	1,985,260	1,789,276
Raw materials	102,934	51,910
Supplies and packing materials	237,499	83,791
Total	$3,273,993	$2,694,596

SHAREHOLDERS’ EQUITY

Shareholders’ deficit as of December 31, 2010 were $(9,809,862), as compared to $(8,158,076) as of December 31, 2009..The increase in shareholders’ deficit was due to loss in the year ended December 31, 2010. The accumulated deficit was $(20,442,045) at December 31, 2009 as compared to $(21,449,649) at December 31, 2010. The shareholders’ deficit for China Du Kang was $(8,147,299) and $(9,911,913) for those same periods.

 Off-Balance Sheet Arrangements

None

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP").  This basis of accounting differs from that used in the statutory accounts of the Company , which are prepared in accordance with the "Accounting Principles of China" ("PRC GAAP").

Each subsidiary has an accounting manager that records the transactions for that subsidiary in accordance with PRC GAAP. These transactions and bookkeeping are reviewed by the Company ’s CFO and adjustments were made as needed to conform to US GAAP at the end of every reporting period. The CFO prepares a consolidated trial balance for the Company and its subsidiaries based on the consolidated trial balance, she prepares a consolidated financial statement in accordance with the US GAAP and then submitted to the Company ’s external auditor. The Company does not use external consultants or financial advisers in connection with the preparation of its reports.

The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP").  This basis of accounting differs from that used in the statutory accounts of the Company , which are prepared in accordance with the "Accounting Principles of China" ("PRC GAAP").

The consolidated financial statements include the accounts of the Company and all its majority-owned subsidiaries which require consolidation.  Inter-company transactions have been eliminated in consolidation.

The preparation and supervision of the Company ’s financial reports is the responsibility of the Company ’s CFO. Each subsidiary has at least one accounting manager who compiles the financials transactions of the subsidiary in accordance with PRC GAAP. The CFO supervises this process and all accounting managers’ report to the CFO for accounting matters. While the accounting managers are versed in PRC GAAP principles, they have limited or no experience in US GAAP. The conversion to US GAAP is the responsibility of the CFO.

The Company ’s current CFO is a certified public account in the PRC, having passed her examination in 1990. Since that time she has been continuously engaged in various accounting positions. She became familiar with US GAAP while preparing reports for those companies, leading up to her selection as the Company ’s CFO in 2008.  There is no outside firm involved in the preparation of the financial reports or the analysis of the internal controls.

The Company does not have a separate audit committee. The only member of the Board with experience in US GAAP is the Company ’s CFO, who has exclusive and plenary control over the policies governing financial reporting and internal controls. The Board relies on the expertise of the CFO for both issues regarding reporting and issues regarding internal control.

The subsidiary manager approves transactions and invoices for payments. The accounting manager for the subsidiary serves as a cross checks and pays the invoices and records the transactions. These transactions are recorded and sent to the CFO in PRC GAAP format. The CFO then reviews the reports, converts them to US GAAP, and investigates as needed any issues presented regarding internal controls.

The Company ’s current CFO is a certified public accountant in the PRC, having passed her examination in 1990. Since that time she has been continuously engaged in various accounting positions. She became familiar with US GAAP while preparing reports for those companies, leading up to her selection as the Company ’s CFO in 2008.

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

The Company ’s financial statements are translated into the reporting currency, the United States Dollar (“US$”).  Assets and liabilities of the Company are translated at the prevailing exchange rate at each reporting period end. Contributed capital accounts are translated using the historical rate of exchange when capital is injected. Income and expense accounts are translated at the average rate of exchange during the reporting period.  Translation adjustments resulting from translation of these consolidated financial statements are reflected as accumulated other comprehensive income (loss) in the consolidated statement of shareholders’ equity.

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

Our significant accounting policies are summarized in Note 4 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Related Party

A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company . Related parties also include principal owners of the Company , its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements of China Du Kang Co., Ltd. are included in Part II, Item 15 of this Report

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheet at December 31, 2010 and 2009 (Restated)
Consolidate d Statements of Operations - for the years ended December 31, 2010 and 2009 (Restated)
Consolidated Statements of Cash Flows - for the years ended December 31, 2010 and 2009 (Restated)
Consolidated Statements of Stockholders’ Equity - for the years ended December 31, 2010 and 2009 (Restated)
Notes to Consolidated  Financial Statements (Restated)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.	CONTROLS AND PROCEDURES

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

We kept our books in China GAAP and converted China GAAP to US GAAP under the auspices of our Chief Financial Officer. Although our Chief Financial Officer has some experience with US GAAP, her experience is not extensive. Based on this assessment, we believe that our internal controls and procedures to date is not effective based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework and due to the deficiencies described.

The deficiencies consisted of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews over financial reporting in US GAAP. In addition, there are deficiencies in the recording and classification of accounting transactions and a lack of personnel with expertise in US generally accepted accounting principles and US Securities and Exchange Commission rules and regulations.

The Company discovered that our financial statements for the years ended December 31, 2010, 2009, 2008 and the periods ended March 31, 2011, 2010, 2009; June 30, 2010, 2009, and September 30, 2010, 2009 should not be relied upon due to errors in the accounting record, accounting treatment and insufficient recognition of related party transactions disclosures. We did not account for the addition of imputed interest in our financial statements at the time of issuance.  We reviewed the accounting for the imputed interest and, based on the review, we concluded that we misapplied accounting principles generally accepted in the United States of America and we restated our financial statements for the periods indicated above.  We concluded that the imputed interest on loans due to our principal shareholders should have been accounted for as an expense to business operation and an addition to paid-in capital.  We accounted for the imputed interest as an expense to business operations and an addition to paid-in capital. We reviewed the accounting for related parties’ transactions and, based on the review, we concluded that we misapplied accounting principles generally accepted in the United States of America and we restated our financial statements for the periods indicated above. We concluded that the related parties transactions should have been accounted for by recording related party receivables as a deduction from stockholders’ equity and provided additional disclosures.

We are taking steps to improve the process designed to prevent such deficiencies by engaging a financial consultant to assist us with our process of financial reporting. We are seeking to improve our controls and procedures in an effort to remediate these deficiencies through improving supervision, education, and training of our accounting staff. We have engaged third-party financial consultants to review and analyze our financial statements and assist us in improving our reporting of financial information.  Management plans to enlist additional qualified in-house accounting personnel and third-party accounting personnel as required to ensure that management will have adequate resources in order to attain complete reporting of financial information disclosures in a timely matter. We believe that the remedial steps that we have taken and plan to take will address the conditions identified by our CEO and CFO in our disclosure controls and procedures. We will continue to monitor the effectiveness of these improvements. We also plan to work with the outside consultants we have engaged in assessing and improving our internal controls and procedures when necessary.

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

ITEM 9B.	OTHER INFORMATION

None

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

NAME	AGE	TITLE	DATE OF APPOINTMENT	PERCENT OF TIME DEVOTED
Wang Yongsheng	36	CEO	January 5, 2008	100%
Liu Su Ying	58	Chief Financial Officer	January 5, 2008	100%
Nie fen Ying	43	Director	January 5, 2008	100%

Wang Yongsheng, 36, CEO
Mr. Wang studied EMBA in Xi’an Jiao Tong University, and obtained his certificate. He served as the purchasing and supplying manager and the vice producing director of Xi Deng Hui Alcohol Co. Ltd. in 1996. He left the prior position and held the post of the vice general manager of Du Kang Liquor Limited Liability Company in 2002. In 2004, he was promoted to be the Chairman of  Du Kang Liquor Limited Liability Company and he is still the chairman till now. Since Feb. 18th, 2008 till now, he stared to be the Chief Executive Officer of China Dukang Co., Ltd.

Mr. Wang has nearly fifteen years experience as a director of alcoholic beverage sales companies in the People’s Republic of China. He has been associated with Dukang Liquor since 2002, and has been associated with the Company since its acquisition of the liquor producing facilities. He has served as CEO since 2008, and has directed our efforts to expand our distribution methods and increase the revenues of the Company .

Liu Su Ying, 58, CFO
Ms. Liu passed the Adult Self－Study Examination in Shaanxi from 1987 to 1990 major in Accounting.

Ms. Liu is a certified public account in the PRC, having passed her examination in 1990. Since that time she has been continuously engaged in various accounting positions. She became familiar with US GAAP while preparing reports for those companies, leading up to her selection as the Company ’s CFO in 2008.

From 1990 to 1998 she was deputy section chief of accounting department of Shaanxi Wei Nan Textile Factory. From1999 to 2001 she worked in Shaanxi Hui Huang Construction and Building Material Company as manager of accounting department. In 2001, she was appointed as the CFO of Shannxi Xidenghui Technology Co., Ltd and she is still the chairman till now. Since Feb. 18th, 2008 till now, she stared to be the CFO of China Dukang Co., Ltd.

Nie Fen Ying, 42, Director
Ms. Nie Fen Ying graduated from Xian Yang Normal University majoring in physical distribution management. After 3 years of studying, she served as sales manager in Shaanxi Bai Shui Dukang Liquor Co., Ltd. from 2001 to 2003 which is a liquor production and sales company. Since 2003 till now she has been sales manager of Shaanxi Xi Deng Hui Stock Co., Ltd. which is holding company of the Company she first served in after acquisition. Since Feb. 18th, 2008 till now, she is appointed as the Director of China Dukang Co., LTD.

Ms. Nie has nearly a decade of experience in production and sales of liquor in the People’s Republic of China. She was familiar with the Company ’s predecessor and has served as a director since 2008. She has been instrumental in guiding the dedicated liquor sales segment of the business.

Family Relationships

Mr. Wang is the nephew of Ms. Nie.

Director Independence

The Company does not have a separately designated Audit, Nominating, or Compensation committee, and those functions are currently being provided by the members of the Board of Directors.

The Company ’s board of director currently composed of one board member, Ms Nie Fen Ying. The OTC Bulletin Board does not have rules regarding director independence.  Ms Nie is considered “independent” as defined under the rules of the NASDAQ Stock Market.  Accordingly, only one member of the board is an independent director under the NASDAQ definition.

Under the bylaws of the Company , directors are elected at each annual meeting of the stockholders and serve until a successor has been duly elected and qualified except upon death, resignation, or removal. Vacancies on the Board of Directors may be filled by appointment by the remaining directors until the next shareholder meeting.

The prior CEO and Chairman of the Board of Directors, Howard Wayland, Jr., remained as a member of the Board of Directors until August 26, 2008. Mr. Wayland filed for protection from creditors under Chapter 7 of the United States Bankruptcy Code shortly after his resignation as a director of the Company .

Legal Proceedings

No officer, director, or persons nominated for such positions and no promoter or significant employee has been involved in legal proceedings that would be material to an evaluation of our management.

Audit Committee and Other Committees

We do not have a separately designated standing audit committee. Pursuant to Section 3(a)(58)(B) of the Exchange Act, the entire Board of Directors acts as an audit committee for the purpose of overseeing the accounting and financial reporting processes, and audits of our financial statements. The Commission recently adopted new regulations relating to audit committee composition and functions, including disclosure requirements relating to the presence of an "audit committee financial expert" serving on its audit committee. In connection with these new requirements, our Board of Directors examined the Commission's definition of "audit committee financial expert" and concluded that we do not currently have a person that qualifies as such an expert. We have had minimal operations for the past two (2) years. Presently, there are only one (1) director serving on our Board, and we are not in a position at this time to attract, retain and compensate additional directors in order to acquire a director who qualifies as an "audit committee financial expert", but we intend to retain an additional director who will qualify as such an expert, as soon as reasonably practicable. While neither of our current directors meets the qualifications of an "audit committee financial expert", each of our directors, by virtue of his past employment experience, has considerable knowledge of financial statements, finance, and accounting, and has significant employment experience involving financial oversight responsibilities. Accordingly, we believe that our current director capably fulfill the duties and responsibilities of an audit committee in the absence of such an expert.

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

The following table and the accompanyingnotes provide summary information for each of the last three fiscal years concerning cash and non-cash compensationpaid or accrued.

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

The following table contains certain information as of December 31, 2010 as to the number of shares of Common Stock beneficially owned by (i) each person known by the Company to own beneficially more than 5% of the Company ’s Common Stock, (ii) each person who is a Director of the Company , (iii) all persons as a group who are Directors and Officers of the Company , and as to the percentage of the outstanding shares held by them on such dates and as adjusted to give effect to this Offering.

Principal Shareholders

The following table contains certain information as of December 21, 2010 as to the number of shares of Common Stock beneficially owned by (i) each person known by the Company to own beneficially more than 5% of the Company ’s Common Stock, (ii) each person who is a Director of the Company , (iii) all persons as a group who are Directors and Officers of the Company , and as to the percentage of the outstanding shares held by them on such dates and as adjusted to give effect to this Offering.

Name and Position	Common Shares	Percentage
Wang Yongsheng Chief Executive Officer	9,030,000	9.052%
Liu Su Ying Chief Financial Officer	-	-%
Deng Guo Gang	8,800,000	8.28%
Totals	17,830,000	17.33%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

NAME	AGE	TITLE	DATE OF APPOINTMENT	PERCENT OF TIME DEVOTED
Wang Yongsheng	36	CEO	January 5, 2008	100%
Liu Su Ying	58	Chief Financial Officer	January 5, 2008	100%
Nie fen Ying	43	Director	January 5, 2008	100%

Family Relationships and Director Independence

See the section entitled “Item 10 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of the Exchange Act” above.

Related Parties Transactions

Due to lack of capital resources, our related-parties have been making loans to our company to finance its operation.  The related-parties include affiliates and individuals. Affiliates are companies which are directly or indirectly, beneficially and in the aggregate, majority-owned and controlled by directors, officers, and principal shareholders of the Company . Individuals include our officers, shareholders, and prior directors of our subsidiaries. Loans from these related-parties are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. Accordingly, we have not paid any interest for these loans.

Related party loans payables transactions are as follows:

For the Year Ended December 31, 2009
No.	Name of Related-party	Description	Balance @ 12/31/08	Effects of foreign currency translation	Payback in 2009	Additional borrowing in 2009	Balance @ 12/31/09	Highest Balance during 2009
1	Shaanxi Dukang Group Co., Ltd.	Affiliate	471,244	1,172	1,274,734	1,391,175	588,857	881,375
2	Shaanxi Zhongke Spaceflight Agriculture Development Stock Co., Ltd	Affiliate	33,512	31	-	-	33,543	33,543
3	Shaanxi Baishui Dukang Marketing Management Co.Ltd	Affiliate	1,179	3	104,868	116,553	12,867	27,508
4	Shaanxi Baishui Dukang Commercial and Trade Co.Ltd	Affiliate	72,853	180	2,290	1,463	72,206	74,496
5	Shaanxi Baishui Dukang Spirits Industry Development Co.Ltd	Affiliate	876,721	2,179	349,644	739,200	1,268,456	1,353,844
6	Shaanxi Changjiang Electric Power and Energy Sources Co.Ltd	Affiliate	291,792	725	292,517	-	-	292,517
7	Shaanxi Baishui Dukang Trade Co.ltd	Affiliate	-	-	193,849	355,923	162,074	328,935
8	Shaanxi Lantian Fuping Investment Co., Ltd.	Affiliate	-	-	-	292,517	292,517	292,517
9	Shaanxi Baishui Shiye Co., Ltd.	Affiliate	-	-	-	-	-	-
10	Shaanxi Changjiang Petrol Co., Ltd.	Affiliate	-	-	-	-	-	-
11	Mr. Hongjun Zhang	Shareholder	3,058,821	7,605	95,272	218,647	3,189,801	3,189,801
12	Mr. Guoqi Diao	Prior director of Xidenghui	392,107	975	-	-	393,082	393,082
13	Ms. Ping Li	Secretary of the Board	581,438	1,446	-	-	582,884	582,884
14	Mr. Pingjun Nie	Shareholder	4,380,268	10,891	-	-	4,391,159	4,391,159
15	Ms. Hong Ge	Prior director of Xidenghui	263,991	657	-	-	264,648	264,648
16	Mr.Hailong Tian	Prior director of Xidenghui	2,760,680	6,864	-	-	2,767,544	2,767,544
17	Ms. Ming Chen	Shareholder	355,761	884	90,680	30,342	296,307	296,307
18	Mr. Shengli Wang	Prior director of Xidenghui	778,029	1,934	-	-	779,963	779,963
Total			14,318,396	35,546	2,403,854	3,145,820	15,095,908	15,950,123

For the Year ended December 31, 2010
No.	Name of Related-party	Description	Balance @ 12/31/09	Effects of foreign currency translation	Payback in 2010	Additional borrowing in 2010	Balance @ 12/31/10	Highest Balance during 2010
1	Shaanxi Dukang Group Co., Ltd.	Affiliate	588,857	87,695	2,030,787	4,708,783	3,354,548	3,354,548
2	Shaanxi Zhongke Spaceflight Agriculture Development Stock Co., Ltd	Affiliate	33,543	290	33,833	-	-	34,687
3	Shaanxi Baishui Dukang Marketing Management Co.Ltd	Affiliate	12,867	439	-	-	13,306	13,306
4	Shaanxi Baishui Dukang Commercial and Trade Co.Ltd	Affiliate	72,206	2,462	-	-	74,668	74,668
5	Shaanxi Baishui Dukang Spirits Industry Development Co.Ltd	Affiliate	1,268,456	32,249	435,402	-	865,303	1,311,699
6	Shaanxi Changjiang Electric Power and Energy Sources Co.Ltd	Affiliate	-	-	-	-	-	-
7	Shaanxi Baishui Dukang Trade Co.ltd	Affiliate	162,074	9,005	89,360	227,183	308,902	315,728
8	Shaanxi Lantian Fuping Investment Co., Ltd.	Affiliate	292,517	9,972	-	-	302,489	302,489
9	Shaanxi Baishui Shiye Co., Ltd.	Affiliate	-	2,235	114,584	203,096	90,747	208,224
10	Shaanxi Changjiang Petrol Co., Ltd.	Affiliate	-	6,221	-	246,358	252,579	252,579
11	Mr. Hongjun Zhang	Shareholder	3,189,801	79,125	1,175,938	2,970	2,095,957	3,298,544
12	Mr. Guoqi Diao	Prior director of Xidenghui	393,082	13,400	-	-	406,482	406,482
13	Ms. Ping Li	Secretary of the Board	582,884	19,871	-	-	602,755	602,755
14	Mr. Pingjun Nie	Shareholder	4,391,159	149,332	14,457	-	4,526,035	4,540,857
15	Ms. Hong Ge	Prior director of Xidenghui	264,648	9,022	-	-	273,670	273,670
16	Mr.Hailong Tian	Prior director of Xidenghui	2,767,544	94,347	-	-	2,861,891	2,861,891
17	Ms. Ming Chen	Shareholder	296,307	7,048	120,966	-	182,389	306,407
18	Mr. Shengli Wang	Prior director of Xidenghui	779,963	26,590	-	-	806,553	806,553
Total			15,095,908	549,301	4,015,327	5,388,390	17,018,272	18,965,085

The nature of the affiliation of each related party is as follows:

Affiliate 1 - The CEO of the Company is a director of Shaanxi Dukang Group Co., Ltd. and has significant influence on the operations therein.
Affiliate 2 Shaanxi Zhongke Spaceflight Agriculture Development Stock Co., Ltd. is indirectly, majority owned and controlled by the Company 's sole director's siblings.
Affiliate 3 - Shaanxi Baishui Dukang Marketing Management Co., Ltd. is wholly owned and controlled by the Company 's sole director's siblings.
Affiliate 4 - The CEO of the Company is the sole director of Shaanxi Baishui Dukang Commercial and Trade Co., Ltd. and has significant influence of the operations therein.
Affiliate 5 - Shaanxi Baishui Dukang Spirits Industry Development Co., Ltd. is wholly owned and controlled by the Company 's sole director's siblings.
Affiliate 6 - The Company 's sole director's spouse is a director of Shaanxi Changjiang Petrol Co., Ltd., and has significant influence to the operation therein.
Affiliate 7 and 9 - The CEO of the Company is the sole director of Shaanxi Baishui Shiye Co., Ltd. (f/k/a Shaanxi Baishui Dukang Trade Co., Ltd.) and has significant influence of the operations therein.
Affiliate 8 - Shaanxi Lantian Fuping Investment Co., Ltd. is majority owned and controlled by the Company 's sole director's siblings.

The Company has related party receivables outstanding in the amount of $2,577,187 and $1,111,566 as of December 31, 2010 and 2009, respectively. The loans were issued to related parties to maintain business relationship for potential investment opportunities.  Refer to “Due from Related Parties” Notes to Financial Statements in Item 15 – Exhibits, Financial Statement Schedules included in this Report for additional information.

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

The new policies and procedures will be detailed as to the particular service, will require that the Board or an audit committee thereof be informed of each service, and will prohibit the delegation of pre-approval responsibilities to management. It is currently anticipated that our new policy will provide (i) for an annual pre-approval, by the Board or audit committee, of all audit, audit-related and non-audit services proposed to be rendered by the independent auditor for the fiscal year, as specifically described in the auditor's engagement letter, and (ii) that additional engagements of the auditor, which were not approved in the annual pre-approval process, and engagements that are anticipated to exceed previously approved thresholds, will be presented on a case-by-case basis, by the President or Controller, for pre-approval by the Board or audit committee, before management engages the auditors for any such purposes. The new policy and procedures may authorize the Board or audit committee to delegate, to one or more of its members, the authority to pre-approve certain permitted services,provided thatthe estimated fee for any such service does not exceed a specified dollar amount (to be determined). All pre-approvals shall be contingent on a finding, by the Board, audit committee, or delegate, as the case may be, that the provision of the proposed services is compatible with the maintenance of the auditor's independence in the conduct of its auditing functions. In no event shall any non-audit related service be approved that would result in the independent auditor no longer being considered independent under the applicable rules and regulations of the Securities and Exchange Commission.

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

Report of Independent Registered Public Accounting Firm Balance Sheet at December 31, 2010 (Restated)
Statements of Operations - for the years ended December 31, 2010 and 2009 (Restated)
Statements of Cash Flows - for the years ended December 31, 2010 and 2009 (Restated)
Statements of Stockholders’ Equity - for the years ended December 31, 2010 and 2009 (Restated)
Notes to Financial Statements (Restated)

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

FINANCIAL REPORT
(restated)

At December 31, 2010 and 2009 and
For the Years Ended December 31, 2010 and 2009

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

INDEX

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	2

CONSOLIDATED BALANCE SHEETS (RESTATED)	3

CONSOLIDATED STATEMENTS OF OPERATIONS (RESTATED)	4

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) (RESTATED)	5

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (RESTATED)	6

CONSOLIDATED STATEMENTS OF CASH FLOWS (RESTATED)	7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	8-49

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company ’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the accompanying consolidated balance sheets as of December 31, 2010 and 2009, and the related consolidated statements of operations, the consolidated statements of changes in shareholders' equity (deficit) , and the consolidated statements of cash flows for the years ended December 31, 2010 and 2009 have been restated.

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

/s/Keith K. Zhen, CPA
Keith K. Zhen, CPA
Brooklyn, New York
April 15, 2011 (Except for Note 1, August 9, 2011)

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS
( R estated)

	December 31, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$1,994,126	$619,472
Others receivable	74,210	67,134
Prepaid expenses (Note 6)	625,696	506,992
Inventories (Note 7)	3,273,993	2,694,596
Total current assets	5,968,025	3,888,194

Property, Plant and Equipment, net (Note 8)	4,424,062	4,283,850
Intangible assets, net (Note 9)	2,003,122	66,456
Long-term investment	1,814,937	1,755,104

Total Assets	$14,210,146	$9,993,604

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Bank loans (Note 14)	$756,224	$292,517
Accounts payable	891,409	856,270
Accrued expenses (Note 11)	160,512	92,546
Others payable	64,136	56,711
Land use right purchase payable	1,946,792	-
Taxes payable	491,137	196,104
Deferred revenue	1,587,115	329,092
Due to related parties (Note 12)	17,018,272	15,095,908
Employee security deposit	43,860	77,225
Lease liability-current	126,314	129,722
Total Current Liabilities	23,085,771	17,126,095

Long-term Liabilities:
Lease liability-long-term	934,237	1,025,588
Total Long-term Liabilities	934,237	1,025,588
Total Liabilities	24,020,008	18,151,683

Commitments and Contingencies (Note 19)	-	-

Shareholders' Equity:
China Du Kang Co., Ltd. Shareholders' Equity
Preferred stock, par value $0.001, 5,000,000 shares authorized;
no shares issued and outstanding as of
September 30, 2010 and December 31, 2009	-	-
Common stock, par value $0.001, 250,000,000 shares authorized;
100,113,791 shares issued and outstanding as of
December 31, 2010 and 2009	100,114	100,114
Additional paid-in capital	14,699,903	13,749,971
Accumulated deficit	(21,449,649)	(20,442,045)
Accumulated other comprehensive income	(685,094)	(443,773)
Due from related parties (Note 10)	(2,577,187)	(1,111,566)
Total China Du Kang Co., Ltd. Shareholders' equity (deficit)	(9,911,913)	(8,147,299)
Noncontrolling Interest	102,051	(10,780)
Total Equity (Deficit)	(9,809,862)	(8,158,079)
Total Liabilities and Equity (Deficit)	$14,210,146	$9,993,604

See Notes to Consolidated Financial Statements

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
( R estated)

	For the Year Ended
	December 31,
	2010	2009

Revenues
Sales of Liquor	$1,270,135	$1,059,694
License Fees	1,217,319	927,965
Gross Profit	2,487,454	1,987,659

Costs of Revenues
Costs of Liquor Sold	1,244,310	1,119,996
Costs of License Fees	-	-
Total Costs of Sales	1,244,310	1,119,996

Gross Profit	1,243,144	867,663

Operating Expenses

Selling Expenses
Advertising expenses	23,258	135,966
Package design	5,266	17,039
Promotion expenses	98,709	256,417
Travel and entertainment	14,979	56,327
Total Selling Expenses	142,212	465,749

General and administrative expenses
Payroll	214,338	266,278
Employee benefit and pension	76,654	19,846
Depreciation and amortization expenses	140,703	151,244
Professional fees and consultancy fees	122,914	60,565
Office expenses	57,610	83,332
Vehicle expenses	38,469	30,168
Loss on physical inventory count	32,849	121,595
Travel and entertainment	175,976	145,908
Other general and administrative expenses	33,518	12,391
Total General and Administrative Expenses	893,031	891,327

Total Operating Expenses	1,035,243	1,357,076

Income (Loss) from Operation	207,901	(489,413)

Other Income (Expenses)
Interest income	2,865	1,485
Interest expenses	(30,591)	(18,780)
Imputed interest	(949,932)	(833,911)
Charity donation	-	(1,535)
Governmental subsidy	75,279	73,090
Other income (expense)	(10,213)	1,433
Total other income (expenses)	(912,592)	(778,218)

Income (Loss) before Provision for Income Tax	(704,691)	(1,267,631)

Provision for Income Tax	(192,503)	(109,302)

Net Income (Loss)	(897,194)	(1,376,933)

Less: Net income attributable to noncontrolling interest	110,410	(55,877)

Net Income (Loss) attributable to
China Du Kang Co., Ltd.	$(1,007,604)	$(1,321,056)

Basic and Fully Diluted Earnings per Share	$(0.01)	$(0.01)

Weighted average shares outstanding	100,113,791	100,113,791

See Notes to Consolidated Financial Statements

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY ( DEFICIT )

FOR THE YEAR ENDED DECEMBER 31, 2010 AND 2009
( R estated)

	China Du Kang Co., Ltd. Shareholders
					Accumulated
	Common Stock		Additional		Other	Due from	Total
	$0.001 Par Value		Paid-in	Accumulated	Comprehensive	Related	Shareholders'	Noncontrolling	Comprehensive	Total
	Shares	Amount	Capital	Deficit	Income	Parties	Equity	Interest	Income	Equity
Balances at
December 31, 2008	100,113,791	$100,114	$12,916,060	$(19,120,989)	$(427,258)	$(228,513)	$(6,760,586)	$45,016		$(6,715,570)

Imputed interest allocated	-	-	833,911	-	-	-	833,911	-		833,911

Comprehensive income
Net income	-	-	-	(1,321,056)	-	-	(1,321,056)	(55,877)	$(1,376,933)	(1,376,933)
Other comprehensive income, net of tax:
Effects of foreign currency conversion	-	-	-	-	(16,515)	-	(16,515)	81	(16,434)	(16,434)
Total comprehensive income									$(1,393,367)

Due from related parties	-	-	-	-	-	(883,053)	(883,053)	-		(883,053)
Balances at
December 31, 2009	100,113,791	$100,114	$13,749,971	$(20,442,045)	$(443,773)	$(1,111,566)	$(8,147,299)	$(10,780)		$(8,158,079)

Imputed interest allocated	-	-	949,932	-	-	-	949,932	-		949,932

Comprehensive income
Net income	-	-	-	(1,007,604)	-	-	(1,007,604)	110,410	$(897,194)	(897,194)
Other comprehensive income, net of tax:
Effects of foreign currency conversion	-	-	-	-	(241,321)	-	(241,321)	2,421	(238,900)	(238,900)
Total comprehensive income									$(1,136,094)

Due from related parties	-	-	-	-	-	(1,465,621)	(1,465,621)	-		(1,465,621)
Balances at
December 31, 2010	100,113,791	$100,114	$14,699,903	$(21,449,649)	$(685,094)	$(2,577,187)	$(9,911,913)	$102,051		$(9,809,862)

See Notes to Consolidated Financial Statements

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
( R estated)

	For the Year Ended
	December 31,
	2010	2009

Net income	$(897,194)	$(1,376,933)
Other comprehensive income, net of tax:
Effects of foreign currency conversion	(238,900)	(16,434)
Total other comprehensive, not of tax	(238,900)	(16,434)
Comprehensive income	(1,136,094)	(1,393,367)
Comprehensive income attributable to
the noncontrolling interest	(112,831)	55,796
Comprehensive income attributable to
China Du Kang Co., Ltd.	$(1,248,925)	$(1,337,571)

See Notes to Consolidated Financial Statements

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
( R estated)

	For the Year Ended
	December 31,
	2010	2009
Cash Flows from Operating Activities
Net income (loss) including noncontrolling interest	$(897,194)	$(1,376,933)
Adjustments to reconcile net income (loss)
including noncontrolling interest to net cash
provided (used) by operating activities:
Imputed interest	949,932	833,911
Depreciation	366,490	368,554
Amortization	12,087	9,810
Changes in operating assets and liabilities:
(Increase)/Decrease in others payable	(4,669)	(63,597)
(Increase)/Decrease in prepaid expenses	(98,923)	(368,052)
(Increase)/Decrease in inventories	(475,529)	272,211
Increase/(Decrease) in accounts payable	5,802	9,926
Increase/(Decrease) in accrued expenses	63,215	(4,319)
Increase/(Decrease) in other payable	(42,590)	28,426
Increase/(Decrease) in taxes payable	281,246	146,660
Increase/(Decrease) in deferred revenue	1,216,097	(67,281)
Increase/(Decrease) in employee security deposit	(35,111)	(1,756)
Increase/(Decrease) in lease liabilities	(130,840)	(107,679)
Net cash provided (used) by operating activities	1,210,013	(320,119)

Cash Flows from Investing Activities
Purchase of fixed assets	(458,311)	(107,641)
Proceeds from disposal of fixed assets	-	77,449
Advances to related parties	(1,551,909)	(994,084)
Collections of advances to related parties	159,345	112,074
Net cash (used) by investing activities	(1,850,875)	(912,202)

Cash Flows from Financing Activities
Bank loans	442,560	292,360
Proceeds from related parties	5,388,390	3,145,366
Repayments to related parties	(4,015,324)	(2,403,854)
Net cash provided (used) by financing activities	1,815,626	1,033,872

Increase (decrease) in cash	1,174,764	(198,449)
Effects of exchange rates on cash	199,890	119,871
Cash at beginning of period	619,472	698,050
Cash at end of period	$1,994,126	$619,472

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$20,124	$18,780
Income taxes	$-	$-

See Notes to Consolidated Financial Statements

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1-
RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (restated)

The United States Securities and Exchange Commission (the "Commission") issued comment letters on the Company ’s previously issued financial statements. We provided responses and amended our financial statements per such comments.  Management believes such restatements reflect corrections of errors and omissions of material disclosures in the historical financial statements, in accordance with US GAAP.

Restatement to imputed interest

The Company has taken loans from the related parties to finance its operation due to lack of cash resources. We did not record imputed interest for these loans in our previously issued reports. We now have concluded that we should present the imputed interest expense in our financial statements. The interest rate used in the calculation of imputed interest for the year ended December 31, 2010 and 2009 was 6.375% and 5.753%, respectively, which approximates the interest rate of our bank loans.

Restatement to due from related parties

We presented due from related parties in the asset in our previously issued reports. We now have concluded that we should present due from related parties in the equity as an offset to the shareholders' equity.

Restatement to condensed parent company financial statements

We did not present the condensed parent company financial information in our previously issued reports.  We now have concluded that we should present the condensed parent company financial statements in accordance with Rule 12-04, Schedule I of Regulation S-X.
These adjustments had effects in the consolidated balance sheets as of December 31, 2010 and 2009, and the consolidated statements of operations, the consolidated statements of changes in shareholders' equity (deficit), and the consolidated statements of cash flows in the year ended December 31, 2010 and 2009, and the notes to these consolidated financial statements, as more fully disclosed in the following.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1-	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

	The following tables present the impact of the adjustments and restatements on a condensed basis:

		Amount Previously	As
		Reported	Adjusted

	Consolidated balance sheet as of December 31, 2010

	Other current assets	$5,968,025	$5,968,025
	Due from related parties	2,577,187	-
	Other assets	8,242,121	8,242,121
	Other current liabilities	22,594,634	22,594,634
	Taxes payable	502,574	491,137
	Lease liability-long-term	934,237	934,237
	Common stock	100,114	100,114
	Additional paid-in capital	10,671,262	14,699,903
	Accumulated deficit	(17,329,753)	(21,449,649)
	Accumulated other comprehensive income	(881,220)	(685,094)
	Due from related parties	-	(2,577,187)
	Noncontrolling Interest	$195,485	$102,051

	Consolidated balance Sheet as of December 31, 2009

	Other current assets	$3,888,194	$3,888,194
	Due from related parties	1,111,566	-
	Other assets	6,105,410	6,105,410
	Other current liabilities	16,929,991	16,929,991
	Taxes payable	198,965	196,104
	Lease liability-long-term	1,025,588	1,025,588
	Common stock	100,114	100,114
	Additional paid-in capital	10,671,262	13,749,971
	Accumulated deficit	(17,227,682)	(20,442,045)
	Accumulated other comprehensive income	(636,822)	(443,773)
	Due from related parties	-	(1,111,566)
	Noncontrolling Interest	$43,754	$(10,780)

See Notes to Financial Statements

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1-	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

		Amount Previously
		Reported	As Adjusted

	Consolidated statement of operations for the fiscal year ended December 31, 2010

	Revenue	$2,487,454	$2,487,454
	Costs of revenue	1,244,310	1,244,310
	Gross Profit	1,243,144	1,243,144
	Operating Expenses
	Selling expenses	142,212	142,212
	Bank fees	19,348	8,881
	Other general and administrative expenses	884,150	884,150
	Total Operating Expenses	1,045,710	1,035,243
	Income (Loss) from Operation	197,434	207,901
	Other Income (Expenses)
	Imputed interest	-	(949,932)
	Interest expense	(20,124)	(30,591)
	Other income (expenses)	67,931	67,931
	Total Other Income (Expenses)	47,807	(912,592)
	Income (Loss) before Provision for Income Tax	245,241	(704,691)
	Provision for Income Tax	(200,773)	(192,503)
	Net Income (Loss)	44,468	(897,194)
	Less: Net income attributable to noncontrolling interest	146,539	110,410
	Net Income (Loss) attributable to
	China Du Kang Co., Ltd.	(102,071)	(1,007,604)
	Other Comprehensive Income
	Effects of Foreign Currency Conversion	(244,398)	(241,321)
	Comprehensive Income (Loss)	$(346,469)	$(1,248,925)

	Consolidated statement of operations for the fiscal year ended December 31, 2009

	Revenue	$1,987,659	$1,987,659
	Costs of revenue	1,119,996	1,119,996
	Gross Profit	867,663	867,663
	Operating Expenses
	Selling expenses	465,749	465,749
	General and administrative expenses	891,327	891,327
	Total Operating Expenses	1,357,076	1,357,076
	Income (Loss) from Operation	(489,413)	(489,413)
	Other Income (Expenses)
	Imputed interest	-	(833,911)
	Other income (expenses)	55,693	55,693
	Total Other Income (Expenses)	55,693	(778,218)
	Income (Loss) before Provision for Income Tax	(433,720)	(1,267,631)
	Provision for Income Tax	(112,161)	(109,302)
	Net Income (Loss)	(545,881)	(1,376,933)
	Less: Net income attributable to noncontrolling interest	(29,930)	(55,877)
	Net Income (Loss) attributable to
	China Du Kang Co., Ltd.	$(515,951)	$(1,321,056)
	Other Comprehensive Income
	Effects of Foreign Currency Conversion	(16,603)	(16,515)
	Comprehensive Income (Loss)	$(532,554)	$(1,337,571)

See Notes to Financial Statements

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

Consolidated statement of changes in shareholders' equity (deficiency) for the fiscal year ended December 31, 2010 and 2009--as adjusted

	China Du Kang Co., Ltd. Shareholders
					Accumulated
	Common Stock		Additional		Other	Due from	Total
	$0.001 Par Value		Paid-in	Accumulated	Comprehensive	Related	Shareholders'	Noncontrolling	Comprehensive	Total
	Shares	Amount	Capital	Deficit	Income	Parties	Equity	Interest	Income	Equity
Balances at
December 31, 2008	100,113,791	$100,114	$12,916,060	$(19,120,989)	$(427,258)	$(228,513)	$(6,760,586)	$45,016		$(6,715,570)

Imputed interest allocated	-	-	833,911	-	-	-	833,911	-		833,911

Comprehensive income
Net income	-	-	-	(1,321,056)	-	-	(1,321,056)	(55,877)	$(1,376,933)	(1,376,933)
Other comprehensive income, net of tax:
Effects of foreign currency conversion	-	-	-	-	(16,515)	-	(16,515)	81	(16,434)	(16,434)
Total other comprehensive income									(16,434)
Total comprehensive income									$(1,393,367)

Due from related parties	-	-	-	-	-	(883,053)	(883,053)	-		(883,053)
Balances at
December 31, 2009	100,113,791	$100,114	$13,749,971	$(20,442,045)	$(443,773)	$(1,111,566)	$(8,147,299)	$(10,780)		$(8,158,079)

Imputed interest allocated	-	-	949,932	-	-	-	949,932	-		949,932

Comprehensive income
Net income	-	-	-	(1,007,604)	-	-	(1,007,604)	110,410	$(897,194)	(897,194)
Other comprehensive income, net of tax:
Effects of foreign currency conversion	-	-	-	-	(241,321)	-	(241,321)	2,421	(238,900)	(238,900)
Total other comprehensive income									(238,900)
Total comprehensive income									$(1,136,094)

Due from related parties	-	-	-	-	-	(1,465,621)	(1,465,621)	-		(1,465,621)
Balances at
December 31, 2010	100,113,791	$100,114	$14,699,903	$(21,449,649)	$(685,094)	$(2,577,187)	$(9,911,913)	$102,051		$(9,809,862)

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

Consolidated statement of changes in shareholders' equity (deficiency) for the fiscal year ended December 31, 2010 and 2009--previously reported

	China Du Kang Co., Ltd. Shareholders
					Accumulated
	Common Stock		Additional		Other	Due from	Total
	$0.001 Par Value		Paid-in	Accumulated	Comprehensive	Related	Shareholders'	Noncontrolling	Comprehensive	Total
	Shares	Amount	Capital	Deficit	Income	Parties	Equity	Interest	Income	Equity
Balances at
December 31, 2008	100,113,791	$100,114	$10,671,262	$(16,711,731)	$(620,219)	$-	$(6,560,574)	$73,517		$(6,487,057)

Comprehensive income
Net income	-	-	-	(515,951)	-	-	(515,951)	(29,930)	$(515,951)	(545,881)
Other comprehensive income, net of tax:
Effects of foreign currency conversion	-	-	-	-	(16,603)	-	(16,603)	167	(16,603)	(16,436)
Total other comprehensive income									(16,603)
Total comprehensive income									$(532,554)

Balances at
December 31, 2009	100,113,791	$100,114	$10,671,262	$(17,227,682)	$(636,822)	$-	$(7,093,128)	$43,754		$(7,049,374)

Comprehensive income
Net income	-	-	-	(102,071)	-	-	(102,071)	146,539	$(102,071)	44,468
Other comprehensive income, net of tax:
Effects of foreign currency conversion	-	-	-	-	(244,398)	-	(244,398)	5,192	(244,398)	(239,206)
Total other comprehensive income									(244,398)
Total comprehensive income									$(346,469)

Balances at
December 31, 2010	100,113,791	$100,114	$10,671,262	$(17,329,753)	$(881,220)	$-	$(7,439,597)	$195,485		$(7,244,112)

See Notes to Financial Statements

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1-	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

		Amount Previously
		Reported	As Adjusted

	Consolidated statement of cash flows for the fiscal year ended December 31, 2010

	Cash Flows from Operating Activities

	Net income (loss) including noncontrolling interest	$(102,071)	$(897,194)
	Adjustments to reconcile net income (loss)
	including noncontrolling interest to net cash
	provided (used) by operating activities:
	Imputed interest	-	949,932
	Depreciation	366,490	366,490
	Amortization	12,087	12,087
	Changes in operating assets and liabilities:	786,968	778,698
	Net cash provided (used) by operating activities	1,063,474	1,210,013

	Cash Flows from Investing Activities

	Net cash (used) by investing activities	(1,850,875)	(1,850,875)

	Cash Flows from Financing Activities

	Net cash provided (used) by financing activities	1,815,626	1,815,626

	Increase (decrease) in cash	1,028,225	1,174,764
	Effects of exchange rates on cash	199,890	199,890
	Cash at beginning of period	777,262	619,472
	Cash at end of period	$2,005,377	$1,994,126

	Supplemental Disclosures of Cash Flow Information:
	Cash paid (received) during year for:
	Interest	$20,124	$20,124
	Income taxes	$-	$-

See Notes to Financial Statements

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1-	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

		Amount Previously
		Reported	As Adjusted

	Consolidated statement of cash flows for the fiscal year ended December 31, 2009

	Cash Flows from Operating Activities

	Net income (loss) including noncontrolling interest	$(515,951)	$(1,376,933)
	Adjustments to reconcile net income (loss)
	including noncontrolling interest to net cash
	provided (used) by operating activities:
	Imputed interest	-	833,911
	Depreciation	368,554	368,554
	Amortization	9,810	9,810
	Changes in operating assets and liabilities:
	(Increase)/Decrease in assets	(159,438)	(159,438)
	Increase/(Decrease) in other liabilities	(142,683)	(142,683)
	Increase/(Decrease) in taxes payable	149,519	146,660
	Net cash provided (used) by operating activities	(290,189)	(320,119)

	Cash Flows from Investing Activities

	Purchase of fixed assets	(107,641)	(107,641)
	Proceeds from disposal of fixed assets	-	77,449
	Advances to related parties	(780,506)	(994,084)
	Collections of advances to related parties	112,074	112,074
	Net cash (used) by investing activities	(776,073)	(912,202)

	Cash Flows from Financing Activities

	Bank loans	292,360	292,360
	Proceeds from related parties	3,145,366	3,145,366
	Repayments to related parties	(2,403,854)	(2,403,854)
	Net cash provided (used) by financing activities	1,033,872	1,033,872

	Increase (decrease) in cash	(32,390)	(198,449)
	Effects of exchange rates on cash	(16,258)	119,871
	Cash at beginning of period	777,262	698,050
	Cash at end of period	$728,614	$619,472

	Supplemental Disclosures of Cash Flow Information:
	Cash paid (received) during year for:
	Interest	$18,780	$18,780
	Income taxes	$-	$-

See Notes to Financial Statements

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2-
ORGANIZATION AND BUSINESS BACKGROUND

China Du Kang Co., Ltd (“China Du Kang” or the “Company”) was incorporated as U. S. Power Systems, Inc., in the State of Nevada on January 16, 1987. On or about June 8, 2006 the Company ’s name was changed to Premier Organic Farms Group, Inc. On or about November 30, 2006 the name was changed to Amstar Financial Holdings, Inc. (“AFLH”). On or about March 18, 2008 the name was changed to its current name of China Du Kang Co., Ltd. with its corporate charter still residing in Nevada. The Company changed its fiscal year ending from September 30 to December 31 in February 2008.

The Company had been engaged in the business to provide various financial services since it's incorporated. The Company was not successful and discontinued the majority of its operation by December 31, 2007.

On January 10, 2008, the Company entered into a Plan of Exchange Agreement (the “Exchange Agreement”) with Hong Kong Merit Enterprise Limited (“Merit”), a holding company incorporated in Hong Kong. Pursuant to the terms of the Exchange Agreement, the Company agreed to issue post split 88,000,000 shares of its common stock to the shareholders of Merit in exchange for Merit to transfer all of its issued and outstanding shares of common stock to the Company , thereby causing Merit to become a wholly-owned subsidiary of the Company . The parties closed the transaction contemplated by the Agreement on February 11, 2008.

This transaction is being accounted for as a reverse merger, since the shareholders of Merit owns a majority of the outstanding shares of the Company ’s common stock immediately following the share exchange. Merit is deemed to be the acquirer in the reverse merger. Consequently, the assets and liabilities and the historical operations that will reflected in the consolidated financial statements for periods prior to the share exchange will be those of Merit and its subsidiaries and will be recorded at the historical cost basis. After completion of the share exchange, the Company ‘s consolidated financial statements will include the assets and liabilities of both Du Kang and Merit, the historical operations of Merit and the operations of the Company and its subsidiaries from the closing date of the share exchange.

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

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2-
ORGANIZATION AND OPERATIONS (continued)

Baishui Dukang and Brand Management are the two of these affiliated companies that are engaged in business operations. Du Kang, Merit, Huitong, and Xidenghui are holding companies, whose business is to hold an equity ownership interest in Baishui Dukang and Brand Management. All these affiliated companies are hereafter referred to as the "Company". Currently, the Company is principally engaged in the business of production and distribution of distilled spirit with the brand name of “Baishui Dukang”. The Company also licenses the brand name to other liquor manufactures and liquor stores. The Company 's structure is summarized in the following chart.

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

Note 3-
CONTROL BY PRINCIPAL OWNERS

The directors, executive officers, their affiliates, and related parties own, directly or indirectly, beneficially and in the aggregate, the majority of the voting power of the outstanding capital of the Company . Accordingly, directors, executive officers and their affiliates, if they voted their shares uniformly, would have the ability to control the approval of most corporate actions, including approving significant expenses, increasing the authorized capital and the dissolution, merger or sale of the Company 's assets.

Note 4-
GOING CONCERN (restated)

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $21,449,649 at December 31, 2010 that includes losses of $1,007,604 and $1,321,056 for the year ended December 31, 2010 and 2009, respectively. In addition, The Company had a working capital deficiency of $17,117,746 and a shareholders' deficiency of $9,809,862 at December 31, 2010. These factors raise substantial doubt about its ability to continue as a going concern.

Management has taken steps to revise the Company 's operating and financial requirements. The Company is actively pursuing additional funding and a potential merger or acquisition candidate and strategic partners, which would enhance owners' investment. However, there can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company 's existing stockholders.

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

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5-
SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). This basis of accounting differs from that used in the statutory accounts of the Company , which are prepared in accordance with the "Accounting Principles of China " ("PRC GAAP"). Certain accounting principles, which are stipulated by US GAAP, are not applicable in the PRC GAAP. The difference between PRC GAAP accounts of the Company and its US GAAP consolidated financial statements is immaterial.

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

The Company ’s financial statements are translated into the reporting currency, the United States Dollar (“US$”). Assets and liabilities of the Company are translated at the prevailing exchange rate at each reporting period end. Contributed capital accounts are translated using the historical rate of exchange when capital is injected. Income and expense accounts are translated at the average rate of exchange during the reporting period. Translation adjustments resulting from translation of these consolidated financial statements are reflected as accumulated other comprehensive income (loss) in the consolidated statements of changes in shareholders’ equity.

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

Period Covered	Balance Sheet Date Rates	Average Rates

Year ended December 31, 2010	6.61180	6.77875
Year ended December 31, 2009	6.83720	6.84088

Statement of Cash Flows

In accordance with FASB ASC 830-230, “Statement of Cash Flows”, cash flows from the Company ’s operations is calculated based upon the functional currency. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

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

Deferred Revenue

Deferred revenue consists of prepayments to the Company for products that have not yet been delivered to the customers and franchise fees received upfront for services have not yet been rendered and accepted. Payments received prior to satisfying the Company ’s revenue recognition criteria are recorded as deferred revenue.

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

Others Receivable

Others receivable principally includes advance to employees who are working on projects on behalf of the Company . After the work is finished, they will submit expense reports with supporting documents to the accounting department. Upon being properly approved, the expenses are debited into the relevant accounts and the advances are credited out. Cash flows from these activities are classified as cash flows from operating activities.

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

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with the FASB ASC 720-35, “Advertising Costs". The advertising costs were $25,452, and $135,966 for the years ended December 31, 2010 and 2009, respectively.

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

Value-added Tax ("VAT")

Sales revenue represents the invoiced value of goods, net of a value-added tax (VAT). All of the Company ’s products that are sold in PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price or at a rate approved by the Chinese local government. This VAT may be offset by VAT paid on purchase of raw materials included in the cost of producing the finished goods. The Company presents VAT on a net basis.

Sales Tax

Baishui Dukang produces and distributes distilled liquor, which is subject to sales tax in PRC. Sales tax rate is $0.14 (RMB1.00) per kilogram and 10%-20% of gross sales revenue. The Company presents sales tax on a net basis.

Related Parties

A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

Due from/to Affiliates

Due from/to affiliates represent temporally short-term loans to/from affiliates, which are directly or indirectly, beneficially and in the aggregate, majority-owned and controlled by directors and principal shareholders of the Company . These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. Cash flows from due from related parties are classified as cash flows from investing activities. Cash flows from due to related parties are classified as cash flows from financing activities.

Loans from Directors and Officers

Loans from directors and officers are temporally short-term loans from our directors and officers to finance the Company ’s operation due to lack of cash resources. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. Cash flows from these activities are classified as cash flows from financing activates.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5-	SIGNIFICANT ACCOUNTING POLICIES (continued)

Imputed Interest

The Company has financed it business operation through short-term borrowings from various related parties. These short-term borrowings are non-secured, non-interest bearing with no fixed repayment date. The imputed interests are assessed as an expense to the business operation and an addition to the paid-in capital. The calculation is performed quarterly based on the average outstanding balance and the market interest rate. The interest rate used in the calculation of imputed interest for the year ended December 31, 2010 and 2009 was 6.375% and 5.753%, respectively, which approximates the interest rate of our bank loans.

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

The Company accounts for income taxes in interim periods in accordance with FASB ASC 740-270, "Interim Reporting". The Company has determined an estimated annual effect tax rate. The rate will be revised, if necessary, as of the end of each successive interim period during the Company 's fiscal year to its best current estimate. The estimated annual effective tax rate is applied to the year-to-date ordinary income (or loss) at the end of the interim period.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5-	SIGNIFICANT ACCOUNTING POLICIES (continued)

Statutory Reserves

Pursuant to the applicable laws in PRC, PRC entities are required to make appropriations to three non-distributable reserve funds, the statutory surplus reserve, statutory public welfare fund, and discretionary surplus reserve, based on after-tax net earnings as determined in accordance with the PRC GAAP, after offsetting any prior years’ losses. Appropriation to the statutory surplus reserve should be at least 10% of the after-tax net earnings until the reserve is equal to 50% of the Company 's registered capital. Appropriation to the statutory public welfare fund is 5% to 10% of the after-tax net earnings. The statutory public welfare fund is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation. Beginning from January 1, 2006, enterprise is no more required to make appropriation to the statutory public welfare fund. The Company does not make appropriations to the discretionary surplus reserve fund.

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

Segment Reporting

FASB ASC 820, “Segments Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company ’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company currently operates in two principal business segments.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5-	SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with FASB ASC 260, “Earnings Per Share”, which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no potentially dilutive securities outstanding (options and warrants) for the year ended December 31, 2010 and 2009, respectively.

Fair Value of Measurements~

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

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities.
Level 2:	Input other than quoted market prices that are observable, either directly or indirectly, and reasonably available. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the Company .
Level 3:	Unobservable inputs. Unobservable inputs reflect the assumptions that the Company develops based on available information about what market participants would use in valuing the asset or liability.

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

Recent Accounting Pronouncements

In December 2010, FASB issued an amendment to the disclosure of supplementary pro forma information for business combinations. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of this new guidance did not have a material effect on the Company ’s financial position and results of operations.

In December 2010, FASB issued an amendment to goodwill impairment test. The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of this new guidance did not have a material effect on the Company ’s financial position and results of operations.

In July 2010, the Financial Accounting Standards Board ("FASB") issued amendments to the disclosure requirements about the credit quality of financing receivables and the allowance for credit losses. The purpose of the additional disclosures is to enable users of financial statements to better understand the nature of credit risk inherent in an entity’s portfolio of financing receivables and how that risk is analyzed. For end of period balances, the new disclosures are required to be made in all interim and annual periods ending on or after December 15, 2010. For activity during a reporting period, the disclosures are required to be made in all interim and annual periods after January 1, 2011. The Management does not expect these changes will have a material impact on the Company ’s financial position and results of operations as this guidance only relates to additional disclosures.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5-	SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In April 2010, FASB issued an amendment to Stock Compensation. The amendment clarifies that an employee stock-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of this new guidance did not have a material effect on the Company ’s financial position and results of operations.

In January 2010, the FASB issued additional disclosure requirements for fair value measurements. The guidance requires previous fair value hierarchy disclosures to be further disaggregated by class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. In addition, significant transfers between Levels 1 and 2 of the fair value hierarchy are required to be disclosed. These additional requirements became effective January 1, 2010 for quarterly and annual reporting. The adoption of this new guidance did not have a material effect on the Company ’s financial position and results of operations. In addition, the fair value disclosure amendments also require more detailed disclosures of the changes in Level 3 instruments. These changes will be effective January 1, 2011 and the Management does not expect the adoption of this new guidance will have a material effect on the Company ’s financial position and results of operations.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. The ASU is effective beginning January 1, 2011. The Management does not expect the adoption of this new guidance will have a material effect on the Company ’s financial position and results of operations.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6-	PREPAID EXPENSES

	Prepaid expenses consist of the following:

		December 31, 2010	December 31, 2009
	Machinery and parts	$39,626	$-
	Raw materials	485,372	285,106
	Packing and supply materials	96,626	221,842
	Office expenses	4,072	44
	Total	$625,696	$506,992

Note 7-	INVENTORIES

	Inventories consist of following:

		December 31,	December 31,
		2010	2009
	Finished goods	$948,300	$769,619
	Work-in-progress	1,985,260	1,789,276
	Raw materials	102,934	51,910
	Supplies and packing materials	237,499	83,791
		$3,273,993	$2,694,596

Note 8-	PROPERTY, PLANT AND EQUIPMENT

	The following is a summary of property, plant and equipment:

		December 31,	December 31,
		2010	2009
	Building and warehouses	$3,171,057	$2,963,873
	Machinery and equipment	2,015,433	1,857,877
	Office equipment and furniture	182,278	194,394
	Motor vehicles	341,059	329,815
	Leased assets	2,300,810	2,159,053
		8,010,637	7,505,012
	Less: Accumulated depreciation	(3,849,240)	(3,262,315)
		4,161,397	4,242,697
	Add: Construction in progress	262,665	41,153
	Total	$4,424,062	$4,283,850

Depreciation expense charged to operations was $366,490 and $368,554 for the year ended December 31, 2010 and 2009, respectively.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9-	INTANGIBLE ASSETS

	The following is a summary of intangible assets, less amortization:
		December 31,	December 31,
		2010	2009

	Land use right	$2,007,407	$58,616
	Trade Mark of "Xidenghui"	68,060	65,816
	Trade Mark of "Baishui Du Kang"	24,955	24,133
	Total intangible assets	2,100,422	148,565

	Less: Accumulated amortization	(97,300)	(82,109)

	Total intangible assets, net	$2,003,122	$66,456

	Amortization expense charged to operations was $12,087 and $9,810 for the year ended December 31, 2010 and 2009, respectively.

Note 10-	DUE FROM RELATED PARTIES

Due from related parties consists of the following:

		December 31,	December 31,
Name of Related Party	Description	2010	2009

	Non-consolidated,
Shaanxi Yellow-river Wetlands Park Co., Ltd.	7.9% owned subsidiary	$1,777,125	$738,606
Shaanxi Gurong Agriculture Development Co., Ltd.	Affiliate 9	385,674	372,960
Shaanxi Zhongke Spaceflight Agriculture
Development Stock Co., Ltd.	Affiliate 2	15,102	-
Shaanix Mining New Energy Co., Ltd.	Affiliate 10	399,286	-
Total		$2,577,187	$1,111,566

Affiliate 9--The sole director of the Company is a director of Shaanxi Gurong Agriculture Development Co., Ltd., and has significant influence on the operations therein.

Affiliate 2-- This company is indirectly, majority owned, and controlled by the Company's sole director's siblings.

Affiliate 10-- The Company 's sole director's spouse is a director of Shaanxi Mining New Energy Co., Ltd., and has significant influence on the operation therein.

Note 11-	ACCRUED EXPENSES

	Accrued expenses consist of the following:
		December 31,	December 31,
		2010	2009

	Accrued payroll	$26,448	$27,357
	Accrued employee benefits	59,312	60,490
	Accrued pension and employee benefit	69,824	-
	Accrued office expenses	4,928	4,699
	Total	$160,512	$92,546

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12-	DUE TO RELATED PARTIES

Due to related parties consists of the following:

		December 31,	December 31,
Name of Related Party	Description	2010	2009

Shaanxi Dukang Group Co., Ltd.	Affiliate 1	$3,354,548	$588,857
Shaanxi Zhongke Spaceflight Agriculture Development Stock Co., Ltd.	Affiliate 2	-	33,543
Shaanxi Baishui Dukang Marketing Management Co., Ltd.	Affiliate 3	13,306	12,867
Shaanxi Baishui Dukang Commercial and Trade Co., Ltd.	Affiliate 4	74,668	72,206
Shaanxi Baishui Dukang Spirits Industry Development Co., Ltd.	Affiliate 5	865,303	1,268,456
Shaanxi Baishui Shiye Co., Ltd.(F/K/A Shaanxi Baishui Dukang Trade Co., Ltd.)	Affiliate 6	399,649	162,074
Shaanxi Lantian Fuping Investment Co., Ltd.	Affiliate 7	302,489	292,517
Shaanxi Changjiang Petrol Co., Ltd.	Affiliate 8	252,579	-
Mr. Hongjun Zhang	Shareholder	2,095,957	3,189,801
Mr. Guoqi Diao	Prior director of Xidenghui	406,482	393,082
Ms. Ping Li	Secretary of the Board	602,755	582,884
Mr. Pingjun Nie	Shareholder	4,526,035	4,391,159
Ms. Hong Ge	Prior director of Xidenghui	273,670	264,648
Mr. Hailong Tian	Prior director of Xidenghui	2,861,891	2,767,544
Ms. Ming Chen	Shareholder	182,387	296,307
Mr. Shengli Wang	Prior director of Xidenghui	806,553	779,963
Total		$17,018,272	$15,095,908

The "Due to related party" are working capital loans. The Imputed interest expense charged to operations was $949,932 and $833,911 for the year ended December 31, 2010 and 2009, respectively.

The nature of the affiliation of each related party is as follows:
Affiliate 1--The CEO of the Company is a director of Shaanxi Dukang Group Co., Ltd. and has significant influence on the operations therein.
Affiliate 2--This company is indirectly, majority owned, and controlled by the Company's sole director's siblings.
Affiliate 3--This company is wholly owned and controlled by the Company 's sole director's siblings.
Affiliate 4--The CEO of the Company is the sole director of Shaanxi Baishui Dukang Commercial and Trade Co., Ltd. and has significant influence on the operations therein.
Affiliate 5--This company is wholly owned and controlled by the Company 's sole director's siblings.
Affiliate 6--The CEO of the Company is the sole director of Shaanxi Baishui Shiye Co., Ltd. and has significant influence on the operations therein.
Affiliate 7--This company is majority owned and controlled by the Company 's sole director's siblings.
Affiliate 8-- The Company 's sole director's spouse is a director of Shaanxi Changjiang Petrol Co., Ltd., and has significant influence on the operation therein.

Note 13-	SALES OF LIQUOR TO RELATED PARTY

The Company generally sells liquor to liquor distributors. Some of these liquor distributors are our affiliates, which are directly or indirectly, beneficially and in the aggregate, majority-owned and controlled by directors and principal shareholders of the Company .  The price will be different if we sell to third parties. The amount sold to these affiliates follows:

		For the Year Ended
		December 31,
Name of Related Party	Description	2010	2009

Shaanxi Dukang Group Co., Ltd.	Affiliate 1	$1,028,897	$594,731
Shaanxi Baishui Dukang Marketing Management Co., Ltd.	Affiliate 3	-	72,149
Shaanxi Baishui Dukang Commercial and Trade Co., Ltd.	Affiliate 4	-	1,538
Shaanxi Baishui Dukang Spirits Industry Development Co., Ltd.	Affiliate 5	-	129,866
Shaanxi Baishui Shiye Co., Ltd.(F/K/A Shaanxi Baishui Dukang Trade Co., Ltd.)	Affiliate 6	162,214	98,772
		$1,191,111	$897,056

Refer to Note 12 for the nature of the affiliation of each related party.

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

The Company operates in two reportable business segments that are determined based upon differences in products and services. Summarized information by business segment for the year ended December 31, 2010 and 2009 is as follows:

	For the year Ended
	December 31,
	2010	2009
REVENUE
Sales of Liquor	$1,270,135	$1,059,694
Franchise Fees	1,217,319	927,965

COST OF SALES
Sales of Liquor	$1,244,310	$1,119,996
Franchise Fees	-	-

GROSS PROFITS
Sales of Liquor	$25,825	$(60,302)
Franchise Fees	1,217,319	927,965

	December 31,	December 31,
	2010	2009

TOTAL ASSETS OF LIQUOR PRODUCTION AND DISTRIBUTION	$12,314,784	$7,234,824

TOTAL ASSETS OF BRAND NAME FRANCHISE	$3,576,180	$1,513,335

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15-	SEGMENT REPORTING (continued)

Major Customers

There were eleven major customers who made sales approximately 5% or more of the Company ’s total sales as summarized in the following:

		For the Year Ended December 31,
		2010		2009
Major	Type of		Percentage of		Percentage of
Customer	Customer	Revenue	Total Revenue	Revenue	Total Revenue
Shaanxi Dukang Group Co., Ltd.	Distributor	$1,028,897	41.36%	$594,731	29.92%
Shaanxi Baishui Dukang Spirits Industry Development Co., Ltd.	Distributor	148	0.01%	129,866	6.53%
Shaanxi Baishui Dukang Marketing Management Co., Ltd.	Distributor	-	-	72,149	3.63%
Shaanxi Baishui Dukang Shiye Co., Ltd.	Distributor	162,214	6.52%	98,772	4.97%
Shaanxi HuangMaJia Wuliu Co., LTD	Distributor	-	-	122,026	6.14%
Shanxi Baishui Xingjijiu Marketing Co., Ltd.	Licensee	-	-	299,455	15.07%
Henan Zhechenxian Eastern Liquor Co., Ltd.	Licensee	20,330	0.82%	23,610	1.19%
Henan Jiuquan Liquor Co., Ltd.	Licensee	355,254	14.28%	-	-
Mr. Jincai Bai'	Licensee	125,466	5.04%	-	-
Mr. Anxian Xie	Agent	160,317	6.45%	-	-
Ms. Sue Dong	Agent	138,942	5.59%	-	-
Total		$1,991,568	80.06%	$1,340,609	67.45%

Major Suppliers

There were ten major customers who made sales approximately 5% or more of the Company ’s total sales as summarized in the following:

	For the Year Ended December 31,
	2010		2009
Major		Percentage of		Percentage of
Suppliers	Purchase	Total Purchase	Purchase	Total Purchase
Sichuan Yibingong Mould Factory Co., Ltd.	$61,253	9.48%	$82,499	14.25%
Xi'an Global Co., Ltd.	-	-	33,569	5.80%
Hunan Xinshiji Taochi Co., Ltd.	118,948	18.40%	53,303	9.21%
Wuhan Huaruiyang Stainless Co., Ltd.	60,317	9.33%	-	-
Hunan Fengling Liangyou China Co., Ltd.	81,278	12.58%	-	-
Shanxi Wenxiyingfa Glass Co., Ltd.	69,549	10.76%	97,543	16.85%
Wuxi Jiasheng Printing Co., Ltd.	-	-	7,044	1.22%
Mr. Liu, Zhiming	45,047	6.97%	-	-
Chongqing World Guohua Technology Co., Ltd.	105,163	16.27%	-	-
Yuncheng Aofeng Glass Co., Ltd.	-	-	75,572	13.06%
Total	$541,555	83.79%	$349,530	60.39%

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16-	INCOME TAX

Merit is a holding company registered in Hong Kong and has no operating profit or tax liabilities during the period. The Company is subject to 16.5% income tax on its taxable income generated from operations in Hong Kong.  Merit had no income during the periods presented.

PRC income tax

The Company ’s PRC subsidiaries, Huitong, Xidenghui, Dukang, and Brand Management, are governed by the Enterprise Income Tax Law of PRC concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws ("the Income Tax Laws").

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

The Company ’s PRC subsidiaries, Huitong Xidenghui, Dukang, and Brand Management are subject to effective income tax rate of 25% beginning from January 1, 2008.

The provision for income taxes consisted of the following:

	For the Year Ended
	December 31,
	2010	2009

Provision for US Income Tax	$-	$-
Provision for PRC national income tax *	192,503	109,302
Provision for PRC local income tax	-	-
Total provision for income taxes	$192,503	$109,302

* While the Company occurred a loss in both 2010 and 2009, one of our subsidiary, Brand Management, occurred a profit in 2010 and 2009, and accordingly accrued a income tax of $192,503 and $109,302 for the year ended December 31, 2010 and 2009, respectively.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16-	INCOME TAX (continued)

The following table reconciles the PRC statutory rates to the Company ’s effective tax rate:

	For the Year Ended
	December 31,
	2010	2009

U.S. Statutory rate	34.00%	34.00%
Foreign income not recognized in USA	-34.00%	-34.00%
PRC income tax rate	25.00%	25.00%
Effective income tax rate	25.00%	25.00%

The provision for income taxes consisted of the following:
	For the Year Ended
	December 31,
	2010	2009

Current Income Tax *	$192,503	$109,302
Deferred Income Tax	-	-
Total provision for income taxes	$-	$-

The components of deferred tax assets and deferred tax liabilities consisted of the following:

	For the Year Ended
	December 31,
	2010	2009
Deferred Tax Assets
Net operating loss carry-forward	$1,535,666	$3,615,300
Less: valuation allowance	(1,535,666)	(3,615,300)
Net deferred tax assets	$-	$-

	For the Year Ended
	December 31,
	2010	2009

Deferred Tax Liabilities	$-	$-

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

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17-	OWNERS' EQUITY

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

Hong Kong Merit Enterprise Limited ("Merit")

The Articles of Incorporation authorized Merit to issue 10,000 shares of common stock with a par value of $0.128 (HK$ 1.00). Upon formation of the Company , one share of common stock was issued for $0.128 (HK$ 1.00) on September 8, 2006.

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

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18-	NONCONTROLLING INTEREST

Balance of Noncontrolling Interest consists of the following:

	Subsidiary and Noncontrolling Interest percentage			Total Noncontrolling Interest
	Brand Management 30.00%	Baishui Dukang 9.49%	Xidenghui 1.76%
Balance @ December 31, 2007	$40,057	$85,189	$- (1)	$125,246

Noncontrolling Interest income (Loss)	(42,081)	(45,176)	-	(87,258)

Other Comprehensive Income (Loss)-
effects of Foreign Currency Conversion	2,024	5,003	-	7,028

Balance @ December 31, 2008	$-	$45,016	$-	$45,016

Noncontrolling Interest income (Loss)	28,071	(60,287)	(23,661)	(55,878)

Other Comprehensive Income (Loss)-
effects of Foreign Currency Conversion	15	79	(13)	82

Balance @ December 31, 2009	$28,086	$(15,192)	$(23,674)	$(10,780)

Noncontrolling Interest income (Loss)	173,253	(44,796)	(18,047)	110,410

Other Comprehensive Income (Loss)-
effects of Foreign Currency Conversion	5,332	(1,648)	(1,263)	2,421

Balance @ December 31, 2010	$206,671	$(61,636)	$(42,984)	$102,051

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18-	NONCONTROLLING INTEREST (continued)

Noncontrolling interest income consists of the following:

	For the Year Ended December 31, 2010

Name of Subsidiary	Brand Management		Baishui Dukang		Xidenghui		Parent/Holding Company
	Total Income	Noncontrolling Interest Income	Total Income	Noncontrolling Interest Income	Total Income	Noncontrolling Interest Income	Total Income	Noncontrolling Interest Income
	100%	30%	100%	9.49%	100%	1.76%

Net Income (Loss)	$577,509	$173,253	$(472,032)	$(44,796)	$(1,015,763)	$(17,877)	$(244)	$-

Reverse adjustment made in prior year to
intercompany profit	-	-	-	-	13,332	235	-	-

Income (Loss) from subsidiary
(equity method)	-	-	-	-	(22,980)	(404)	(1,007,363)	110,410

Total Income (Loss)	577,509	173,253	(472,032)	(44,796)	(1,025,410)	(18,047)	(1,007,607)	110,410

Less: Income (Loss) attributable to
noncontrolling interest	(173,253)	-	44,796	-	18,047	-	-	-

Income (Loss) attributable to Majority	$404,257		$(427,237)		$(1,007,363)		$(1,007,607)	(3)
Income (Loss) attributable to
noncontrolling interest		$173,253		$(44,796)		$(18,047)		$110,410

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18-	NONCONTROLLING INTEREST (continued)

		For the Year Ended December 31, 2009

	Name of Subsidiary	Brand Management		Baishui Dukang		Xidenghui		Parent/Holding Company
		Total Income	Noncontrolling Interest Income	Total Income	Noncontrolling Interest Income	Total Income	Noncontrolling Interest Income	Total Income	Noncontrolling Interest Income
		100%	30%	100%	9.49%	100%	1.76%

	Net Income (Loss)	$327,906	$98,372	$(635,269)	$(60,287)	$(1,056,036)	$(18,586)	$(313)	$-

	Adjustment to intercompany profit	-	-	-	-	(13,211)	(233)	-	-

	Income (Loss) from subsidiary
	(equity method)	-	-	-	-	(275,147)	(4,843)	(1,320,732)	(55,878)

	Total Income (Loss)	327,906	98,372	(635,269)	(60,287)	(1,344,393)	(23,661)	(1,321,045)	(55,878)

(1)	Adjustment to noncontrolling interest
	to absorb prior accumulated deficit	-	(70,301)	-	-	-	-	-	-

	Less: Income (Loss) attributable to
	noncontrolling interest	(28,071)	-	60,287	-	23,661	-	-	-

	Income (Loss) attributable to Majority	$299,835		$(574,982)		$(1,320,732)		$(1,321,045)	(3)
	Income (Loss) attributable to
	noncontrolling interest		$28,071		$(60,287)		$(23,661)		$(55,878)

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18-	NONCONTROLLING INTEREST (continued)

Noncontrolling interest income consists of the following (continued):

		For the Year Ended December 31, 2008

	Name of Subsidiary	Brand Management		Baishui Dukang		Xidenghui		Parent/Holding Company
		Total Income	Noncontrolling Interest Income	Total Income	Noncontrolling Interest Income	Total Income	Noncontrolling Interest Income	Total Income	Noncontrolling Interest Income
		100%	30%	100%	9.49%	100%	1.76%

	Net Income (Loss)	$(370,523)	$(111,157)	$(419,537)	$(39,814)	$(710,838)	$(12,511)	$(8,401)	$-

	Income (Loss) from subsidiary
	(equity method)	-	-	-	-	(708,164)	(12,464)	(1,419,002)	(81,895)

	Total Income (Loss)	(370,523)	(111,157)	(419,537)	(39,814)	(1,419,002)	(24,974)	(1,427,403)	(81,895)

(1)	Majority absorbed the current period loss
	up to the extent that brought
	the Noncontrolling Interest to zero	-	69,076	-	-	-	24,974	-	-

	Less: Income (Loss) attributable to
	noncontrolling interest	42,081	-	39,814	-	0	-	-	-

	Income (Loss) attributable to Majority	$(328,442)		$(379,723)		$(1,419,002)		$(1,427,403)	(3)
	Income (Loss) attributable to
	noncontrolling interest		$(42,081)		$(39,814)		$(0)		$(81,895)

(1)	Prior to January 1, 2009, before we adopted ASC 810 (or FAS 160), if the current period loss attributed to the noncontrolling interest resulted in a deficit noncotrolling interest balance, the majority absorbed the current period loss up to the extent that brought the minority interest back to zero. Any subsequent period income attributed to such noncontrolling interest will first absorb the amount that was absorbed by the majority in the prior period, the balance, if any, will attribute to the noncontrolling interest.

(2)	After we adopted ASC 810 on January 1, ASC 810-10-45-21 requires that the noncontrolling interest continue to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance.

(3)	The minor variance between the amount on the table and the amount on the consolidated statements of operations was due to the rounding of foreign currency translation.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19-	Note 19- COMMITMENTS AND CONTINGENCIES

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

The Company ’s assets are located in PRC and revenues are derived from operations in PRC.

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

The Company faces a number of risks and challenges not typically associated with companies in North America and Western Europe, since its assets exist solely in the PRC, and its revenues are derived from its operations therein. The PRC is a developing country with an early stage market economic system, overshadowed by the state. Its political and economic systems are very different from the more developed countries and are in a state of change. The PRC also faces many social, economic and political challenges that may produce major shocks and instabilities and even crises, in both its domestic arena and in its relationships with other countries, including the United States. Such shocks, instabilities and crises may in turn significantly and negatively affect the Company 's performance.

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

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20-	CONDENSED PARENT COMPANY FINANCIAL INFORMATION

Basis of Presentation

The condensed parent company financial statements have been prepared in accordance with Rule 12- 04, Schedule I of Regulation S-X, as the restricted net assets of the subsidiaries of China Du Kang Co., Ltd. exceed 25% of the consolidated net assets of China Du Kang Co., Ltd. The ability of the Company ’s Chinese operating subsidiaries to pay dividends may be restricted due to the foreign exchange control policies and availability of cash balances of the Chinese operating subsidiaries. Because substantially all of the Company ’s operations are conducted in China and a substantial majority of its revenues are generated in China, a majority of the Company ’s revenue being earned and currency received are denominated in Renminbi (RMB). RMB is subject to the exchange control regulation in China, and, as a result, the Company may be unable to distribute any dividends outside of China due to PRC exchange control regulations that restrict its ability to convert RMB into US Dollars.

The condensed parent company financial statements have been prepared using the same accounting principles and policies described in the notes to the consolidated financial statements, with the only exception being that the parent company accounts for its subsidiaries using the equity method. Refer to the consolidated financial statements and notes presented above for additional information and disclosures with respect to these financial statements.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20-	CONDENSED PARENT COMPANY FINANCIAL INFORMATION

CHINA DU KANG CO., LTD.
CONDENSED PARENT COMPANY BALANCE SHEETS
(Dollars in Thousands)

	December 31,	December 31,
	2010	2009
ASSETS
Investment in subsidiaries, at equity in net assets	(9,912)	(8,147)
Total Assets	$(9,912)	$(8,147)

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities	-	-

Commitments and Contingencies	-	-

Shareholders' Equity:
Preferred stock, par value $0.001, 5,000,000 shares authorized;
no shares issued and outstanding as of
December 31, 2010 and 2009	-	-
Common stock, par value $0.001, 250,000,000 shares authorized;
100,113,791 shares issued and outstanding as of
December 31, 2010 and 2009	100	100
Additional paid-in capital	14,700	13,750
Accumulated deficit	(21,450)	(20,442)
Accumulated other comprehensive income	(685)	(444)
Due from related parties	(2,577)	(1,112)
Total Shareholders' equity (deficit)	(9,912)	(8,147)

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20-	CONDENSED PARENT COMPANY FINANCIAL INFORMATION

CHINA DU KANG CO., LTD.
CONDENSED PARENT COMPANY STATEMENT OF OPERATIONS
(Dollars in Thousands)

	For the Year Ended
	December 31,
	2010	2009

Operating Expenses	$-	$-

Equity in undistributed income of subsidiaries	(897)	(1,377)
Net Income	$(897)	$(1,377)

CHINA DU KANG CO., LTD.
CONDENSED PARENT COMPANY STATEMENT OF CASH FLOWS
(Dollars in Thousands)

	For the Year Ended
	December 31,
	2010	2009

Cash Flows from Operating Activities
Net income	$(897)	$(1,377)
Adjustments to reconcile net income (loss)
provided by cash flows from operaitons
Equity in undistributed income of subsidiaries	897	1,377
Net cash provided by operating activities	-	-

Increase (decrease) in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-