Form 10-Q/A
period 2011-03-31
CHINA DU KANG CO. LTD.
filed 2011-09-30
CIK 1472635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q /A
AMENDMENT NO. 1

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______________to__________________.

Commission File No.  333-157281

CHINA DU KANG CO., LTD.
(Exact name of Registrant as Specified in its Charter)

NEVADA	90-0531621
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Town of Dukang, Baishui County, A-28, Van Metropolis, #35 Tangyan Road, Xi'an, Shaanxi, PRC, 710065	8629-88830106-822
(Address of principal executive offices)	(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of large accelerated filer, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐      Accelerated filer                    ☐
Non-accelerated filer     ☐      Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes☐  No ☒

State the number of shares outstanding of each of the Issuers classes of common stock, as of the latest practicable date: Common, $.001 par value per share; 100,113,791 outstanding as of March 31, 2011

CHINA DU KANG CO., LTD.

ITEM 1.   Financial Statements

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

FINANCIAL REPORT
( R estated)

At March 31, 2011 and December 31, 2010 and
For the Three Months Ended March 31, 2011 and 2010

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

INDEX

PAGE
CONSOLIDATED BALANCE SHEETS	5
CONSOLIDATED STATEMENTS OF OPERATIONS	6
CONSOLIDATED STATEMENTS OF CASH FLOWS	7
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	8-33

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
( R estated)

	March 31, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$1,314,259	$1,994,126
Accounts receivable,net (Note 6)	541,314	-
Others receivable	1,370	74,210
Prepaid expenses (Note 7)	429,005	625,696
Inventories (Note 8)	3,586,001	3,273,993
Total current assets	5,871,949	5,968,025
Property, Plant and Equipment, net (Note 9)	4,407,002	4,424,062
Intangible assets, net (Note 10)	2,003,396	2,003,122
Long-term investment	1,826,456	1,814,937
Total Assets	$14,108,803	$14,210,146
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Bank loans (Note 15)	$761,023	$756,224
Accounts payable	981,949	891,409
Accrued expenses (Note 12)	222,979	160,512
Others payable	65,968	64,136
Land use right purchase payable	-	1,946,792
Taxes payable	527,368	491,137
Deferred revenue	1,524,221	1,587,115
Due to related parties (Note 13)	16,161,963	17,018,272
Employee security deposit	44,138	43,860
Lease liability-current	125,147	126,314
Total Current Liabilities	20,414,756	23,085,771
Long-term Liabilities:
Lease liability-long-term	910,357	934,237
Total Long-term Liabilities	910,357	934,237
Total Liabilities	21,325,113	24,020,008
Commitments and Contingencies (Note 18)	-	-
Shareholders' Equity:
China Du Kang Co., Ltd. Shareholders' Equity
Preferred stock, par value $0.001, 5,000,000 shares authorized; no shares issued and outstanding as of
March 31, 2011 and December 31, 2010	-	-
Common stock, par value $0.001, 250,000,000 shares authorized; 100,113,791 shares issued and outstanding as of
March 31, 2011 and December 31, 2010	100,114	100,114
Additional paid-in capital	14,962,400	14,699,903
Accumulated deficit	(21,681,908)	(21,449,649)
Accumulated other comprehensive income	(731,539)	(685,094)
Due from related parties (Note 10)	-	(2,577,187)
Total China Du Kang Co., Ltd. Shareholders' equity (deficit)	(7,350,933)	(9,911,913)
Noncontrolling Interest	134,623	102,051
Total Shareholders' Equity (Deficit)	(7,216,310)	(9,809,862)
Total Liabilities and Shareholders' Equity (Deficit)	$14,108,803	$14,210,146

See Notes to Consolidated Financial Statements

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
( R estated)

	For the Three Months Ended March 31,
	2011 (unaudited)	2010 (unaudited)

Sales of Liquor	$427,679	$290,404
License Fees	283,817	199,838
Gross Profit	711,496	490,242
Costs of Revenues
Costs of Liquor Sold	314,451	277,449
Costs of License Fees	-	-
Total Costs of Sales	314,451	277,449
Gross Profit	397,045	212,793
Operating Expenses
Selling Expenses
Advertising expenses	5,907	34,960
Travel and entertainment	1,734	484
Total Selling Expenses	7,641	35,444
General and administrative expenses
Payroll	78,288	51,255
Employee benefit and pension	19,080	172
Depreciation and amortization expenses	45,649	34,589
Professional fees and consultancy fees	25,104	35,034
Office expenses	15,842	8,684
Vehicle expenses	9,276	7,083
Loss on physical inventory count	25,687	-
Travel and entertainment	11,029	45,848
Other general and administrative expenses	33,872	1,723
Total General and Administrative Expenses	263,827	184,388
Total Operating Expenses	271,468	219,832
Income (Loss) from Operation	125,577	(7,039)
Other Income (Expenses)
Interest income	1,520	165
Interest expenses	(18,543)	(3,997)
Imputed interest	(262,497)	(236,574)
Other income (expense)	100	105
Total other income (expenses)	(279,420)	(240,301)
Income (Loss) before Provision for Income Tax	(153,843)	(247,340)
Provision for Income Tax	(46,585)	(21,810)
Net Income (Loss)	(200,428)	(269,150)
Less: Net income attributable to noncontrolling interest	31,831	8,920
Net Income (Loss) attributable to China Du Kang Co., Ltd.	$(232,259)	$(278,070)
Basic and Fully Diluted Earnings per Share	$(0.00)	$(0.00)
Weighted average shares outstanding	100,113,791	100,113,791

See Notes to Consolidated Financial Statements

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
( R estated)

	For the Three Months Ended March 31,
	2011 (unaudited)	2010 (unaudited)

Net income (loss) including noncontrolling interest	$(200,428)	$(269,150)
Adjustments to reconcile net income (loss) including noncontrolling interest to net cash provided (used) by operating activities:
Imputed interest	262,497	236,574
Depreciation	89,608	89,327
Amortization	12,404	2,454
Changes in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	(539,729)	-
(Increase)/Decrease in others receivable	73,096	50,993
(Increase)/Decrease in prepaid expenses	200,075	311,938
(Increase)/Decrease in inventories	(290,375)	(395,199)
Increase/(Decrease) in accounts payable	84,634	170,689
Increase/(Decrease) in accrued expenses	61,268	38,079
Increase/(Decrease) in other payable	1,421	6,995
Increase/(Decrease) in taxes payable	33,017	(23,750)
Increase/(Decrease) in deferred revenue	(72,754)	63,531
Increase/(Decrease) in lease liabilities	(31,685)	(32,436)
Net cash provided (used) by operating activities	(316,951)	250,045
Cash Flows from Investing Activities
Purchase of fixed assets	(77,067)	(28,820)
Purchase of land use right	(1,953,410)	-
Advances to related parties	(607,080)	-
Collections of advances to related parties	303,540	-
Net cash (used) by investing activities	(2,334,017)	(28,820)
Cash Flows from Financing Activities
Repayments of bank loans	-	(292,567)
Proceeds from related parties	1,929,510	742,374
Repayments to related parties	(1,520)	(1,026,358)
Net cash provided (used) by financing activities	1,927,990	(576,551)
Increase (decrease) in cash	(722,978)	(355,326)
Effects of exchange rates on cash	43,111	24,881
Cash at beginning of period	1,994,126	619,472
Cash at end of period	$1,314,259	$289,027

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$13,270	$1,402
Income taxes	$-	$-

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

Note 4- GOING CONCERN (restated)

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $21,681,908 at March 31, 2011 that includes losses of $1,007,604 and $1,321,056 for the year ended December 31, 2010 and 2009, respectively. In addition, The Company had a working capital deficiency of $14,542,807 and a shareholders' deficiency of $7,350,933 at March 31, 2011. These factors raise substantial doubt about its ability to continue as a going concern.

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

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

Period Covered	Balance Sheet Date	Average Rates
Three months ended March 31, 2011	6.57010	6.58940
Three months ended March 31, 2010	6.83610	6.83603
Year ended December 31, 2010	6.61180	6.66103
Year ended December 31, 2009	6.83720	6.84088
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

Imputed Interest

The Company has financed it business operation through short-term borrowings from various related parties. These short-term borrowings are non-secured, non-interest bearing with no fixed repayment date. The imputed interests are assessed as an expense to the business operation and an addition to the paid-in capital. The calculation is performed quarterly based on the average outstanding balance and the market interest rate. The interest rate used in the calculation of imputed interest for the three months ended March 31, 2011 and 2010 was 6.375% and 6.375%, respectively, which approximates the interest rate of our bank loans.

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

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6- ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:
	March 31,	December 31,
	2011	2010
	(unaudited)
Accounts receivable	$541,314	$-
Less: Allowance for doubtful accounts	-	-
Accounts receivable, net	$541,314	$-

Bad debt expense charged to operations was $0 and $0 for the three months ended March 31, 2011 and 2010, respectively.

Note 7-PREPAID EXPENSES
Prepaid expenses consist of the following:
	March 31,	December 31,
	2011	2010
	(unaudited)
Machinery and parts	$38,204	$39,626
Raw materials	324,908	485,372
Packing and supply materials	56,244	96,626
Office expenses	9,649	4,072
Total	$429,005	$625,696

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8-INVENTORIES

Inventories consist of following:
	March 31,	December 31,
	2011	2010
	(unaudited)
Finished goods	$987,989	$948,300
Work-in-progress	2,176,344	1,985,260
Raw materials	55,696	102,934
Supplies and packing materials	365,972	237,499
	$3,586,001	$3,273,993
Note 9-PROPERTY, PLANT AND EQUIPMENT
The following is a summary of property, plant and equipment:
	March 31,	December 31,
	2011	2010
	(unaudited)
Building and warehouses	$3,191,180	$3,171,057
Machinery and equipment	2,031,088	2,015,433
Office equipment and furniture	183,448	182,278
Motor vehicles	343,223	341,059
Leased assets	2,314,875	2,300,810
Total	8,063,814	8,010,637
Less: Accumulated depreciation	(3,996,104)	(3,849,240)
	4,067,710	4,161,397
Add: Construction in progress	339,292	262,665
Total	$4,407,002	$4,424,062

Depreciation expense charged to operations was $89,608 and $89,327 for the three months ended March 31, 2011 and 2010, respectively.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10- INTANGIBLE ASSETS

The following is a summary of intangible assets, less amortization:
	March 31,	December 31,
	2011	2010
	(unaudited)
Land use right	$2,020,148	$2,007,407
Trade Mark of "Xidenghui"	68,492	68,060
Trade Mark of "Baishui Du Kang"	25,114	24,955
Total intangible assets	2,113,754	2,100,422
Less: Accumulated amortization	(110,358)	(97,300)
Total intangible assets, net	$2,003,396	$2,003,122

Amortization expense charged to operations was $12,404 and $2,454 for the three months ended March 31, 2011 and 2010, respectively.

Note 11- DUE FROM RELATED PARTIES

Due from related parties consists of the following:
		March 31,	December 31,
		2011	2010
Name of Related Party	Description	(unaudited)
	Non-consolidated,
Shaanxi Yellow-river Wetlands Park Co., Ltd.	7.9% owned subsidiary	$-	$1,777,125
Shaanxi Gurong Agriculture Development Co., Ltd.	Affiliate 9	-	385,674
Shaanxi Zhongke Spaceflight Agriculture
Development Stock Co., Ltd.	Affiliate 2	-	15,102
Shaanix Mining New Energy Co., Ltd.	Affiliate 10	-	399,286
Total		$-	$2,577,187

Affiliate 9--The sole director of the Company is a director of Shaanxi Gurong Agriculture Development Co., Ltd., and has significant influence on the operations therein.
Affiliate 2--This company is indirectly, majority owned, and controlled by the Company's sole director's siblings.
Affiliate 10--The Company's sole director's spouse is a director of Shaanxi Mining New Energy Co., Ltd., and has significant influence on the operation therein.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12- ACCRUED EXPENSES

Accrued expenses consist of the following:
	March 31,	December 31,
	2011	2010
	(unaudited)
Accrued payroll	$30,972	$26,448
Accrued employee benefits	59,688	59,312
Accrued pension and employee benefit	87,178	69,824
Accrued office expenses	45,141	4,928
Total	$222,979	$160,512

Note 13- DUE TO RELATED PARTIES

Due to related parties consists of the following:
		March 31,	December 31,
		2011	2010
Name of Related Party	Description	(unaudited)
Shaanxi Dukang Group Co., Ltd.	Affiliate 1	$1,900,111	$3,354,548
Shaanxi Baishui Dukang Marketing Management Co., Ltd.	Affiliate 3	13,390	13,306
Shaanxi Baishui Dukang Commercial and Trade Co., Ltd.	Affiliate 4	75,141	74,668
Shaanxi Baishui Dukang Spirits Industry Development Co., Ltd.	Affiliate 5	1,319,799	865,303
Shaanxi Baishui Shiye Co., Ltd.(F/K/A Shaanxi Baishui
Dukang Trade Co., Ltd.)	Affiliate 6	386,965	399,649
Shaanxi Lantian Fuping Investment Co., Ltd.	Affiliate 7	304,409	302,489
Shaanxi Changjiang Petrol Co., Ltd.	Affiliate 8	254,182	252,579
Mr. Hongjun Zhang	Shareholder	2,412,147	2,095,957
Mr. Guoqi Diao	Prior director of Xidenghui	13,330	406,482
Ms. Ping Li	Secretary of the Board	606,581	602,755
Mr. Pingjun Nie	Shareholder	4,554,761	4,526,035
Ms. Hong Ge	Prior director of Xidenghui	275,407	273,670
Mr.Hailong Tian	Prior director of Xidenghui	2,880,055	2,861,891
Ms. Ming Chen	Shareholder	354,013	182,387
Mr. Shengli Wang	Prior director of Xidenghui	811,672	806,553
Total		$16,161,963	$17,018,272

The nature of the affiliation of each related party is as follows:
Affiliate 1--The CEO of the Company is a director of Shaanxi Dukang Group Co., Ltd. and has significant influence on the operations therein.
Affiliate 3--This company is wholly owned and controlled by the Company's sole director's siblings.
Affiliate 4--The CEO of the Company is the sole director of Shaanxi Baishui Dukang Commercial and Trade Co., Ltd. and has significant influence on the Affiliate 5--This company is wholly owned and controlled by the Company's sole director's siblings.
Affiliate 6--The CEO of the Company is the sole director of Shaanxi Baishui Shiye Co., Ltd. and has significant influence on the operations therein.
Affiliate 7--This company is majority owned and controlled by the Company's sole director's siblings.
Affiliate 8--The Company's sole director's spouse is a director of Shaanxi Changjiang Petrol Co., Ltd., and has significant influence on the operation therein.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14- SALES OF LIQUOR TO RELATED PARTY

The Company generally sells liquor to liquor distributors. Some of these liquor distributors are our affiliates, which are directly or indirectly, beneficially and in the aggregate, majority-owned and controlled by directors and principal shareholders of the Company. The price will be different if we sell liquor to third parties. The amount sold to these affiliates follows:

		For the Three Months Ended March 31,
Name of Related Party	Description	2011	2010
		(unaudited)	(unaudited)
Shaanxi Dukang Group Co., Ltd.	Affiliate 1	$358,244	$218,969
Shaanxi Baishui Dukang Commercial and Trade Co., Ltd.	Affiliate 4	-	56,167
Shaanxi Baishui Shiye Co., Ltd.(F/K/A Shaanxi Baishui
Dukang Trade Co., Ltd.)	Affiliate 6	67,803	-
		$426,047	$275,136

Note 15- BANK LOANS

Bank loan consists of the following as of March 31, 2011:
	Loan		Monthly	Guaranteed
Financial Institutions	Amount	Duration	Interest Rate	By
Baishui Branch of Agriculture Bank of China	$761,023	08/02/2010-08/01/2011	6.372%	Buildings
Total	$761,023

Interest expense charged to operations for this bank loan was $13,270 for the three months ended March 31, 2011. The weighted-average outstanding bank loan balance is $761,023; and the weighted-average monthly interest rate is 5.829%o.

Bank loan consists of the following as of December 31, 2010:

	Loan		Annual	Guaranteed
Financial Institutions	Amount	Duration	Interest Rate	By
Baishui Branch of Agriculture Bank of China	$756,224	08/02/2010-08/01/2011	6.372%	Buildings
Total	$756,224

Interest expense charged to operations for this bank loan was $20,124 for the year ended December 31, 2010. The weighted-average outstanding bank loan balance is $305,144; and the weighted-average monthly interest rate is 5.49%o.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16- SEGMENT REPORTING

The Company operates in two reportable business segments that are determined based upon differences in products and services. Summarized information by business segment for the year ended December 31, 2010 and 2009 is as follows:

	For the Three Months Ended
	March 31,
	2011	2010
	(unaudited)	(unaudited)
REVENUE
Sales of Liquor	$427,679	$290,404
Franchise Fees	283,817	199,838

COST OF SALES
Sales of Liquor	$314,451	$277,449
Franchise Fees	-	-

GROSS PROFITS
Sales of Liquor	$113,228	$12,955
Franchise Fees	283,817	199,838

	March 31,	December 31,
	2011	2010
	(unaudited)

TOTAL ASSETS OF LIQUOR PRODUCTION AND DISTRIBUTION	$12,507,829	$12,314,784

TOTAL ASSETS OF BRAND NAME FRANCHISE	$4,718,292	$3,576,180

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

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17- STATEMENT OF CONSOLIDATED COMPRESENTATIVE INCOME

	For the Three Months Ended
	March 31,
	2011	2010
	(unaudited)	(unaudited)

Net income	$(200,428)	$(269,150)
Other comprehensive income, net of tax:
Effects of foreign currency conversion	(45,704)	(1,102)
Total other comprehensive, not of tax	(45,704)	(1,102)
Comprehensive income	(246,132)	(270,252)
Comprehensive income attributable to the noncontrolling interest	532,572	8,920
Comprehensive income attributable to China Du Kang Co., Ltd.	$(278,704)	$(279,172)

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

Note 18- COMMITMENTS AND CONTINGENCIES (continued)

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

ITEM 2.   Management’s Discussion and Analysis of Plan of Operation

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiaries for the three months ended March 31, 2011 and 2010.  The discussion and analysis that follows should be read together with the consolidated financial statements of China Du Kang Co., Ltd. and the notes to the consolidated financial statements included elsewhere herein.

FORWARD-LOOKING STATEMENTS

There are statements in this report that are not historical facts. These “forward-looking statements” can be identified by use of terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control.  Although management believes that the assumptions underlying the forward-looking statements included in this report are reasonable, these assumptions do not guarantee our future performance, and actual results could differ from those contemplated by these forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances.  As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed about the achievability of those forward-looking statements.  In light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this report will, in fact, transpire. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We do not undertake any obligation to update or revise any forward-looking statements.

LIQUIDITY AND CAPITAL RESOURCES AS OF MARCH 31, 2011 AND FOR THE THREE MONTHS THEN ENDED (UNAUDITED) (RESTATED)

We experienced a loss of $(200,428) for the three months ended March 31, 2011 as compared to a loss of $(269,150) for the same period of 2010. Adjustments to reconcile the net loss to cash provided by operating activities included $262,497 for imputed interest for the three months ended March 31, 2011 as compared to $236,574 for the same period of 2010. Depreciation remained relatively stable at $89,608 from $89,327for the same respective periods. Also, amortization increased to $12,404 from $2,454.

Changes in operating assets and liabilities included an increase in accounts receivable from 0 for the three months ended March 31, 2010 to $(539,729) for the same period in 2011.  It also included an increase in others payable from $50,993 to 73,096 for the same period.  Prepaid expenses decreased from $311,938 for the three months ended March 31, 2010 to $200,075 for the same three months of 2011.  Inventories for the same periods declined from $(395,199) to $(290,375).  Accounts payable decreased for the same periods from $170,689 to $84,634. Similarly, accrued expenses decreased from $38,079 to $61,268 for the respective period, as did other payables from $6,995 to $1,421 and deferred revenue from $63,531 to $(72,754). Taxes payable for March 31, 2010 were $(23,750) as compared to $33,017 for the same period of 2011. Overall, net cash provided by operating activities declined from $250,045 for the three months ended March 31, 2010 to $(316,951) for the same period of 2011, which was primarily attributed to the increase in the accounts receivable.

Purchase of fixed assets for the three months ended March 31, 2010 were $(28,820) to $(77,067) for the same period of 2011.  Purchase of land use rights increased from 0 to $(1,953,410) as did advances to related parties from 0 $303,540 for the same periods.  The net cash used by investing activities were $(28,820) and $(2,334,017) for the three months ended March 31, 2010 and 2011 respectively, the increase was primarily attributed to the purchase of land use right and advances to related parties.

Net cash used by financing activities changed from $(576,551) for the three months ended March 31, 2010 to $1,927,990 for the same period of 2011. The change was attributable to from the proceeds from related parties of $1,953,410 in the three months ended March 31, 2011, which was primarily used to purchase of land use right. Repayments to related parties went from$(1,026,358)  for the three months ended  2010 and (1,520) for the same period 2011. We did not take or payback Bank loans for the three months ended March 31, 2011, as compared to paying back of bank loan of (292,567) in the three months ended March 31, 2010,. The change in net cash provided by financing activities increased from $(576,551) to $1,927,992 for the three months ended March 31, 2011. Cash at the end of the period for the three months ended March 31, 2010 was $298,027 and $1,314,259 as of March 31, 2011.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED) (RESTATED)

Revenue

Total revenues for the period ended March 31, 2011 were $711,496 as compared to $490,242 for the same period of 2010. These include sales of liquor, which were $427,679 for the period ended March 31, 2011 and $290,404 for the same period of 2010. The license fees in the three months ended March 31, 2011 were $283,817 and $199,838 for the same period of 2010.

Gross Margin

The overall gross margin for the three months ended March 31, 2011 was 55.80% as compared to 43.41% for the comparable period of 2010 which is due to the significant gross margin increase on sales of liquor for the three months of 2011 compared with gross margin for the comparable period of 2010.  Gross margin on sales of liquor was 26.47% in the three months ended March 31, 2011, representing an increase of 22%, compared to 4.46% for the comparable period in 2010. The increase was caused by the improvement in the production process.

Operating Expenses

Expenses from operations totaled $271,468 and $219,832 for the three months ended March 31, 2011 and March 31, 2010, respectively. The losses from operations improved from ($7,039) for the three months March 31, 2010 to $125,577 for the three months ended March 31, 2011. Office expenses increased from $8,684 for the period ended March 31, 2010 to $15,842 for the same period of 2011. For the same periods respectively payroll increased from $51,255 to $78,288; employee benefits from $172 to $19,080; depreciation and amortization to $34,589 to $45,649; professional and consultancy fees from $35,034 to $25,104; loss on physical inventory count from 0 to $25,687; travel and entertainment from $45,848 to $11,029; and other general and administrative expenses from $1,723 to $33,872.  Total general and administrative expenses declined from $184,388 for the three months ended March 31, 2010 to $263,827 for the same period 2011.

Selling Expenses

Total selling expenses improved from $35,444 for the three months ended March 31, 2010 to $7,641 for the same period of 2011. Advertising expenses decreased from $34,960 to $5,907 for the respective periods.  Travel and entertainment expense increased from $484 to $1,734 in the respective periods..

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

Loans from related-parties are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. Accordingly, we have not paid any interest on these loans. However, the Company does impute interest expense on these loans based upon market interest rates. Cash flows from due to related parties are classified as cash flows from financing activities, and  cash flows from due from related parties are classified as cash flows from investing activities.

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

CAPITAL RESOURCES AS OF MARCH 31, 2011 AND FOR THE THREE MONTHS THEN ENDED (UNAUDITED) (RESTATED)

General

Access to short and long term sources of cash is important to the continuation of our research and development and commencement of our operations. Our ability to operate is limited by our financial capacity to obtain cash and additional lines of credit in the future.

Total assets for the periods ending December 31, 2010 and March 31, 2011 were $14,210,146 and $14,108,803, respectively.  Total current assets decreased for the same periods from $5,968,025 to $5,871,949, for the same period, which mostly occurred because the prepaid expenses decreased from $625,696 as of December 31, 2010 to $429,005 at March 31, 2011. Meanwhile, accounts receivable increased from 0 at December 31, 2010 to $541,314 at March 31, 2011. Inventories increased slightly from $3,273,993 to $3,586,001 for the same respective periods.   Other receivables declined from $74,210 to $1,370.

Property, plant and equipment declined slightly from $4,424,062 at December 31, 2010 to $4,407,002 at March 31, 2011 due to normal depreciation.  For the same respective periods net intangible assets remained essentially unchanged from $2,003,122 to $2,003,396 and long term investment from $1,814,937 to $1,826,456 due to the change of currency exchange rate.

Total liabilities decreased from December 31, 2010 to March 31, 2011 from $24,020,008 to $21,325,113. Total current liabilities increased slightly from $23,085,771 to $20,414,756.  Land use right purchase payable was were the most significant change of current liabilities, decreasing  from $1,946,792 at December 31, 2010 to $0 at March 31, 2011, as we paid off the purchase liability.  The due to related parties decreased from 17,018,272 at December 31, 2010 to $16,161,963 as of March 31, 2011. Deferred revenue for the same periods decreased slightly from $1,587,115 to $1,524,221.  There were also increase in accounts payable from $891,409 to $981,949; taxes payable from $491,137 to $527,368 and accrued expenses from $160,512 to $222,979,

Shareholders’ Equity

Shareholders equity at March 31, 2011 and December 31, 2010 were $(7,216,310) and $(9,809,862) respectively.  Our accumulated deficit was $(21,681,908) and $(21,449,649).  Common stock remained the same at $100,114, and the additional paid-in capital increased from 14,699,903 to 14,962,400.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, result of operations, liquidity or capital expenditures.

Significant Accounting Policies

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

ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk

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

Changes in Internal Control over Financial Reporting

Due to the implementation of the remedial measures to address the deficiencies as described above, there were changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings

The Company is not currently a party to any pending material legal proceeding nor is it aware of any proceeding contemplated by any individual, company, entity or governmental authority involving the Company.

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.   Defaults upon Senior Securities.

None

ITEM 4.    Submission of Matters to a Vote of Security-Holders

None

ITEM 5.    Other Information

None

ITEM 6.   Exhibits

14.1	Code of Ethics *
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
________________
*Previously Filed

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA DU KANG CO., LTD.

September 30, 2011	By:	/s/ Wang Yong Sheng
Wang Yong Sheng,
President
(Principal Executive Officer)

By:	/s/ Liu Shu Ying
Liu Shu Ying,
Chief Financial Officer (Principal Financial Officer)