Form 10-K/A
period 2010-12-31
CHINA DU KANG CO. LTD.
filed 2011-11-04
CIK 1472635

U.S. Securities and Exchange Commission
Washington, D.C. 20549
_________________________

FORM 10-K
AMENDMENT # 2
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

Our major customers are disclosed below and our agreements with these major customers are attached in the exhibits:

		For the Year Ended December 31,
		2010		2009
Major	Type of		Percentage of		Percentage of
Customer	Customer	Revenue	Total Revenue	Revenue	Total Revenue
Shaanxi Dukang Group Co., Ltd.	Distributor	$1,028,897	41.36%	$594,731	29.92%
Shaanxi Baishui Dukang Spirits Industry Development Co., Ltd.	Distributor	148	0.01%	129,866	6.53%
Shaanxi Baishui Dukang Marketing Management Co., Ltd.	Distributor	-	-	72,149	3.63%
Shaanxi Baishui Dukang Shiye Co., Ltd.	Distributor	162,214	6.52%	98,772	4.97%
Shaanxi HuangMaJia Wuliu Co., LTD	Distributor	-	-	122,026	6.14%
Shanxi Baishui Xingjijiu Marketing Co., Ltd. aka Lanzhou Jinxing Liquor Trade Co. Ltd.	Licensee	-	-	299,455	15.07%
Henan Zhechenxian Eastern Liquor Co., Ltd.	Licensee	20,330	0.82%	23,610	1.19%
Henan Jiuquan Liquor Co., Ltd.	Licensee	355,254	14.28%	-	-
Mr. Jincai Bai'	Licensee	125,466	5.04%	-	-
Mr. Anxian Xie	Agent	160,317	6.45%	-	-
Ms. Sue Dong	Agent	138,942	5.59%	-	-
Total		$1,991,568	80.06%	$1,340,609	67.45%

We derive revenue from distributors, licensees, and agents as following:

	For the Year Ended
	2010		2009
		Percentage		Percentage
		of Total		of Total
Type of Customer	Revenue	Revenue	Revenue	Revenue
Distributor	$1,270,136	51.06%	$1,059,694	53.31%
Licensee	806,535	32.42%	731,711	36.81%
Agent	410,784	16.51%	196,254	9.87%
	$2,487,454	100.00%	$1,987,659	100.00%

We derive revenue from PRC region as further disclosed in the following:

	For the Year Ended
	2010		2009
		Percentage		Percentage
		of Total		of Total
Name of Province	Revenue	Revenue	Revenue	Revenue
Shaanxi Province	$1,732,035	69.63%	$1,587,641	79.87%
Henan Province	535,064	21.51%	147,707	7.43%
Shandong Province	89,452	3.60%	105,612	5.31%
Hebei Province	6,970	0.28%	-	-
Anhui Province	27,184	1.09%	71,147	3.58%
Hubei Province	83,644	3.36%	-	-
Gansu Province	-	-	23,034	1.16%
Zhejiang Province	6,134	0.25%	35,242	1.77%
Heilongjiang Province	6,970	0.28%	17,276	0.87%
	$2,487,454	100.00%	$1,987,659	100.00%

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

THE CHINESE ACCOUNTING SYSTEM IS DIFFERENT FROM THAT OF THE UNITED STATES AND WE MAY NOT HAVE ADEQUATE SAFEGUARDS IN PLACE TO ASSURE THAT OUR BOOKS AND RECORDS COMPLY WITH U. S. REQUIREMENTS.

All of our current operations are conducted in China and we record all of our transactions in accordance with the generally accepted rules of accounting applicable in the People’s Republic of China. These rules are different from the generally accepted rules of accounting applicable (“GAAP”) in the United States. In order to report our financial performance, we must first convert our financial information to the U. S. rules. Only our Chief Financial Officer is familiar with the GAAP rules of the United States and she has limited experience. Currently we have no checks and balances in place to assure that the conversions made by our CFO are accurate. Therefore, there is a risk that our financial statements may not be accurate if the conversions are inaccurate. The Company is currently negotiating with third party accounting concerns to add additional persons who will review and confirm the accuracy of the conversions. We expect to have these persons in place prior to the next quarterly financial reporting period.

FAILURE TO COMPLY WITH THE UNITED STATES FOREIGN CORRUPT PRACTICES ACT COULD SUBJECT US TO PENALTIES AND OTHER ADVERSE CONSEQUENCES.

As our ultimate holding company is a Nevada corporation, we are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business.  Foreign companies, including some that may compete with us, are not subject to these prohibitions.  Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices may occur from time-to-time in the PRC.  We can make no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible.  If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

IF WE MAKE EQUITY COMPENSATION GRANTS TO PERSONS WHO ARE PRC CITIZENS, THEY MAY BE REQUIRED TO REGISTER WITH THE STATE ADMINISTRATION OF FOREIGN EXCHANGE OF THE PRC, OR SAFE.  WE MAY ALSO FACE REGULATORY UNCERTAINTIES THAT COULD RESTRICT OUR ABILITY TO ADOPT AN EQUITY COMPENSATION PLAN FOR OUR DIRECTORS AND EMPLOYEES AND OTHER PARTIES UNDER PRC LAW.

On April 6, 2007, SAFE issued the “Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company, also known as “Circular 78.” It is not clear whether Circular 78 covers all forms of equity compensation plans or only those which provide for the granting of stock options.  For any plans which are so covered and are adopted by a non-PRC listed company after April 6, 2007, Circular 78 requires all participants who are PRC citizens to register with and obtain approvals from SAFE prior to their participation in the plan.  In addition, Circular 78 also requires PRC citizens to register with SAFE and make the necessary applications and filings if they participated in an overseas listed company’s covered equity compensation plan prior to April 6, 2007.  We intend to adopt an equity compensation plan in the future and make option grants to our officers and directors, most of whom are PRC citizens.  Circular 78 may require our officers and directors who receive option grants and are PRC citizens to register with SAFE.  We believe that the registration and approval requirements contemplated in Circular 78 will be burdensome and time consuming.  If it is determined that any of our equity compensation plans are subject to Circular 78, failure to comply with such provisions may subject us and participants of our equity incentive plan who are PRC citizens to fines and legal sanctions and prevent us from being able to grant equity compensation to our PRC employees.  In that case, our ability to compensate our employees and directors through equity compensation would be hindered and our business operations may be adversely affected.

UNDER THE NEW ENTERPRISE INCOME TAX LAW, WE MAY BE CLASSIFIED AS “RESIDENT ENTERPRISES” OF CHINA FOR TAX PURPOSES, WHICH MAY SUBJECT US TO PRC INCOME TAX ON TAXABLE GLOBAL INCOME.

Under the new PRC Enterprise Income Tax Law (the “New EIT Law”) and it’s implementing rules, both of which became effective on January 1, 2008. Under the New EIT Law, enterprises are classified as resident enterprises and non-resident enterprises.  An enterprise established outside of China with its “de facto management bodies” located within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese domestic enterprise for enterprise income tax purposes.  The implementing rules of the New EIT Law define de facto management body as a managing body that in practice exercises “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.  Due to the short history of the New EIT law and lack of applicable legal precedents, it remains unclear how the PRC tax authorities will determine the PRC tax resident treatment of a foreign company. Our members of management are located in China. If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income, including interest income on the proceeds from this offering, as well as PRC enterprise income tax reporting obligations. Second, the New EIT Law provides that dividend paid between “qualified resident enterprises” is exempted from enterprise income tax. A recent circular issued by the State Administration of Taxation regarding the standards used to classify certain Chinese-invested enterprises controlled by Chinese enterprises or Chinese group enterprises and established outside of China as “resident enterprises” clarified that dividends and other income paid by such “resident enterprises” will be considered to be PRC source income, subject to PRC withholding tax, currently at a rate of 10%, when recognized by non-PRC shareholders. We are actively monitoring the possibility of “resident enterprise” treatment for the applicable tax years and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible. As a result of the New EIT Law, our historical operating results will not be indicative of our operating results for future periods and the value of our common stock may be adversely affected.

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

For more than a decade the exchange rate for the Renminbi (“RMB”) was pegged against the United States dollar leaving the exchange rates relatively stable at roughly 8 RMB for 1 US Dollar. The Chinese government announced in 2005 that it would begin pegging the Renminbi exchange rate against a basket of currencies, instead of relying solely on the U.S. dollar. This has recently caused the dollar to depreciate as against the RMB. As of December 31, 20 10 , the rate was  6.6118 RMB for 1 US Dollar. Since all of our expected operations are in China, significant fluctuations in the exchange rate may materially and adversely affect our revenues, cash flow and overall financial condition.

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

We authorize liquor manufacturers who comply with our requirements to use certain sub brand names of “Baishui Dukang” to process the production of liquor and to sell to customers within the designated area in a certain period of time. The amount of licensing fee varies based on the sales territory and the number of sub brand names. We generally collect the entire licensing fee when the licensing contract is executed, and then recognize licensing fee revenue over the beneficial period described by the contract, as the revenue is realized or realizable and earned. We also authorize liquor stores who comply with our requirements to exclusively sell certain sub brand names of “Baishui Dukang” products within the designated area in a certain period of time. The amount of agency fee varies based on the sales territory and the number of sub brand names. We generally collect the entire agency fee when the agency contract is executed, and then recognize agency fee revenue over the beneficial period described by the contract, as the revenue is realized or realizable and earned

The company’s annual income increased from $1,987,659 in 2009 to $2,487,454 in 2010,which included $210,441, or 19.86% increase in sales of liquor, and $289,354, or 31.18% increase in license fees.

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

The Company operates in two reportable business segments: Sales of Liquor and License Fees. We currently have three major customers who constitute approximately 10% or more of the Company’s total sales. These customers are identified in the notes to our consolidated financial statements. As a group, they represent over 50% of our total revenues. Because we depend on a small number of major customers, our revenues are dependent on those customers, rendering the Company vulnerable to a reduction in liquidity or income from operations. To the extent that any of these three customers fail or refuse to continue to do business with the Company, the Company’s revenues would be adversely impacted. Further, while our distribution is expanding throughout China, our sales are concentrated in the Shaanxi province of China, where the Company’s headquarters are located.

IV、The company will expand the market method, gradually reduce our reliance on three agents, purchase or set up our own marketing team in due course, and instruct the relevant department to conduct the marketing research and feasibility analysis.

V、The Liquor industry is a high tax industry in China, which affects profitability..The company located in Bai Shui County, Shaanxi Province. Prior to 2009 we had a preferential tax treatment agreement but that agreement has expired and we do not currently have any tax amelioration in place.

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

The breakdown for sales revenues for related parties and non-related parties as follows:

		For the Year Ended
		December 31,
		2010	2009
Distributor	Related Party	94%	85%
	Third Party	6%	15%
		100%	100%

Licensee	Related Party	-%	-%
	Third Party	100%	100%
		100%	100%

Agent	Related Party	-%	-%
	Third Party	100%	100%
		100%	100%

GROSS MARGIN

The overall gross margin for the year ended December 31, 2010 was 49.98% as compared to 43.65% for the comparable period of 2009.  Gross margin on sales of liquor was 2.03% for the year ended December 31, 2010, representing an increase of 7.75%, compared to (5.67%) for the comparable period in 2010. The gross margin has been comparable and consistent over the years.

		For the Year Ended				For the Year Ended
		December 31, 2010				December 31, 2009
		Revenue	Costs of sales	Gross Profit	Gross Profit %	Revenue	Costs of sales	Gross Profit	Gross Profit %
Distributor	Related Party	1,191,111	1,222,183	31,072	-2.61%	897,056	1,076,084	-179,027	-19.96%
	Third Party	79,024	22,127	56,897	72.01%	162,638	43,912	118,725	73.02%
	Subtotal	1,270,135	1,244,310	25,825		1,059,694	1,119,996	-60,302	-5.69%

Licensee	Related Party	-	-			-	-	-
	Third Party	806,535	-	806,535		731,711	-	731,711
	Subtotal	806,535	-	806,535		731,711	-	731,711

Agent	Related Party	-	-			-	-	-
	Third Party	410,784	-	410,784		196,254	-	196,254
	Subtotal	410,784	-	410,784		196,254	-	196,254
	Total	2,487,454	1,244,310	1,243,144	49.98%	1,987,659	1,119,996	867,663	43.65%

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

Due to Related Parties

We currently have sixteen (16) outstanding loans from related parties in an aggregate amount of $17,018,272 and $15,095,908 as of December 31, 2010 and 2009, respectively.

Theaffiliates are directly or indirectly, beneficially and in the aggregate, majority-owned and controlled by directors and principal shareholders of the Company, as more fully disclosed in the Note 10 and Note 12 to our consolidated financial statements.The remaining eight related party loans are shareholders, and current or former officers and directors which are unsecured, demand notes, which are non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. We have not paid any interest on these loans. Imputed interest expense charged to operations was $949,932 and $833,911 for the years ended December 31, 2010 and 2009, respectively.

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

Related party loans payables transactions are as follows:

For the Year Ended December 31, 2009

No.	Name of Related-party	Description	Balance @ 12/31/08	Effects of foreign currency translation	Payback in 2009	Additional borrowing in 2009	Balance @ 12/31/09	Highest Balance during 2009
1	Shaanxi Dukang Group Co., Ltd.	Affiliate	471,244	1,172	1,274,734	1,391,175	588,857	881,375
2	Shaanxi Zhongke Spaceflight Agriculture Development Stock Co., Ltd	Affiliate	33,512	31	-	-	33,543	33,543
3	Shaanxi Baishui Dukang Marketing Management Co. Ltd	Affiliate	1,179	3	104,868	116,553	12,867	27,508
4	Shaanxi Baishui Dukang Commercial and Trade Co. Ltd	Affiliate	72,853	180	2,290	1,463	72,206	74,496
5	Shaanxi Baishui Dukang Spirits Industry Development Co. Ltd	Affiliate	876,721	2,179	349,644	739,200	1,268,456	1,353,844
6	Shaanxi Changjiang Electric Power and Energy Sources Co. Ltd	Affiliate	291,792	725	292,517	-	-	292,517
7	Shaanxi Baishui Dukang Trade Co.ltd	Affiliate	-	-	193,849	355,923	162,074	328,935
8	Shaanxi Lantian Fuping Investment Co., Ltd.	Affiliate	-	-	-	292,517	292,517	292,517
9	Shaanxi Baishui Shiye Co., Ltd.	Affiliate	-	-	-	-	-	-
10	Shaanxi Changjiang Petrol Co., Ltd.	Affiliate	-	-	-	-	-	-
11	Mr. Hongjun Zhang	Shareholder	3,058,821	7,605	95,272	218,647	3,189,801	3,189,801
12	Mr. Guoqi Diao	Prior director of Xidenghui	392,107	975	-	-	393,082	393,082
13	Ms. Ping Li	Secretary of the Board	581,438	1,446	-	-	582,884	582,884
14	Mr. Pingjun Nie	Shareholder	4,380,268	10,891	-	-	4,391,159	4,391,159
15	Ms. Hong Ge	Prior director of Xidenghui	263,991	657	-	-	264,648	264,648
16	Mr.Hailong Tian	Prior director of Xidenghui	2,760,680	6,864	-	-	2,767,544	2,767,544
17	Ms. Ming Chen	Shareholder	355,761	884	90,680	30,342	296,307	296,307
18	Mr. Shengli Wang	Prior director of Xidenghui	778,029	1,934	-	-	779,963	779,963
Total			14,318,396	35,546	2,403,854	3,145,820	15,095,908	15,950,123

For the Year ended December 31, 2010
No.	Name of Related-party	Description	Balance @ 12/31/09	Effects of foreign currency translation	Payback in 2010	Additional borrowing in 2010	Balance @ 12/31/10	Highest Balance during 2010
1	Shaanxi Dukang Group Co., Ltd.	Affiliate	588,857	87,695	2,030,787	4,708,783	3,354,548	3,354,548
2	Shaanxi Zhongke Spaceflight Agriculture Development Stock Co., Ltd	Affiliate	33,543	290	33,833	-	-	34,687
3	Shaanxi Baishui Dukang Marketing Management Co. Ltd	Affiliate	12,867	439	-	-	13,306	13,306
4	Shaanxi Baishui Dukang Commercial and Trade Co. Ltd	Affiliate	72,206	2,462	-	-	74,668	74,668
5	Shaanxi Baishui Dukang Spirits Industry Development Co. Ltd	Affiliate	1,268,456	32,249	435,402	-	865,303	1,311,699
6	Shaanxi Changjiang Electric Power and Energy Sources Co. Ltd	Affiliate	-	-	-	-	-	-
7	Shaanxi Baishui Dukang Trade Co.ltd	Affiliate	162,074	9,005	89,360	227,183	308,902	315,728
8	Shaanxi Lantian Fuping Investment Co., Ltd.	Affiliate	292,517	9,972	-	-	302,489	302,489
9	Shaanxi Baishui Shiye Co., Ltd.	Affiliate	-	2,235	114,584	203,096	90,747	208,224
10	Shaanxi Changjiang Petrol Co., Ltd.	Affiliate	-	6,221	-	246,358	252,579	252,579
11	Mr. Hongjun Zhang	Shareholder	3,189,801	79,125	1,175,938	2,970	2,095,957	3,298,544
12	Mr. Guoqi Diao	Prior director of Xidenghui	393,082	13,400	-	-	406,482	406,482
13	Ms. Ping Li	Secretary of the Board	582,884	19,871	-	-	602,755	602,755
14	Mr. Pingjun Nie	Shareholder	4,391,159	149,332	14,457	-	4,526,035	4,540,857
15	Ms. Hong Ge	Prior director of Xidenghui	264,648	9,022	-	-	273,670	273,670
16	Mr.Hailong Tian	Prior director of Xidenghui	2,767,544	94,347	-	-	2,861,891	2,861,891
17	Ms. Ming Chen	Shareholder	296,307	7,048	120,966	-	182,389	306,407
18	Mr. Shengli Wang	Prior director of Xidenghui	779,963	26,590	-	-	806,553	806,553
Total			15,095,908	549,301	4,015,327	5,388,390	17,018,272	18,965,085

The nature of the affiliation of each related party is as follows:

Affiliate 1 - The CEO of the Company is a director of Shaanxi Dukang Group Co., Ltd. and has significant influence on the operations therein.
Affiliate 2 Shaanxi Zhongke Spaceflight Agriculture Development Stock Co., Ltd. is indirectly, majority owned and controlled by the Company’s sole director's siblings.
Affiliate 3 - Shaanxi Baishui Dukang Marketing Management Co., Ltd. is wholly owned and controlled by the Company’s sole director's siblings.
Affiliate 4 - The CEO of the Company is the sole director of Shaanxi Baishui Dukang Commercial and Trade Co., Ltd. and has significant influence of the operations therein.
Affiliate 5 - Shaanxi Baishui Dukang Spirits Industry Development Co., Ltd. is wholly owned and controlled by the Company’s sole director's siblings.
Affiliate 6 - The Company’s sole director's spouse is a director of Shaanxi Changjiang  Changjiang Electric Power and Energy Sources  Co., Ltd., and has significant influence to the operation therein.
Affiliate 7 and 9 - The CEO of the Company is the sole director of Shaanxi Baishui Shiye Co., Ltd. (f/k/a Shaanxi Baishui Dukang Trade Co., Ltd.) and has significant influence of the operations therein.
Affiliate 8 - Shaanxi Lantian Fuping Investment Co., Ltd. is majority owned and controlled by the Company’s sole director's siblings.
Affiliate 10 - The Company's sole director's spouse is a director of Shaanxi Changjiang Petrol Co., Ltd., and has significant influence to the operation therein

Due from Related Parties

In addition, the Company has made advances to related parties in an aggregate amount of $2,577,187 and $1,111,566 as of December 31, 2010 and 2009, respectively. These advances are made to maintain business relationship for potential investment opportunities. The related-parties include affiliates and individuals. Affiliates are companies that are directly or indirectly, beneficially and in the aggregate, majority-owned and controlled by directors, officers, and principal shareholders of the Company. Individuals include our officers, shareholders, and prior directors of subsidiaries. As of June 30, 2011, the advances have been returned to the Company

For the Year ended December 31, 2010

No.	Name of Related-party	Description	Balance @ 12/31/09	Effects of foreign currency translation	Additional Advance in 2010	Collection in 2010	Balance @ 12/31/10	Highest Balance during 2010
	Shaanxi Yellow-river Wetlands Park Co., Ltd.	Non-consolidated, 7.9% owned subsidiary	738,606	50,137	1,135,903	147,521	1,777,125	1,777,125
9	Shaanxi Gurong Agriculture Development Co., Ltd.	Affiliate	372,960	13,189	-	-	385,674	385,674
2	Shaanxi Zhongke Spaceflight Agriculture Development Stock Co., Ltd.	Affiliate	-	372	14,752	22	15,102	15,102
10	Shaanix Mining New Energy Co., Ltd.	Affiliate	-	9,834	389,452	-	399,286	399,286
	Ms. Nie, Fen Ying	Director	-	-	11,802	11,802	-	11,802
Total			1,111,566	73,532	1,551,909	159,345	2,577,187	2,588,989

For the Year ended December 31, 2009

No.	Name of Related-party	Description	Balance @ 12/31/08	Effects of foreign currency translation	Additional Advance in 2009	Collection in 2009	Balance @ 12/31/09	Highest Balance during 2009
	Shaanxi Yellow-river Wetlands Park Co., Ltd.	Non-consolidated, 7.9% owned subsidiary	116,717	290	621,599	-	738,606	738,606
9	Shaanxi Gurong Agriculture Development Co., Ltd.	Affiliate	-	-	372,960	-	385,674	372,960
Total			116,717	290	994,559	-	1,124,280	1,111,566

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

USE OF CAPITAL RESOURCES

Access to short and long term sources of cash is important to the continuation of our research and development and commencement of our operations. Our ability to operate is limited by our financial capacity to obtain cash and additional lines of credit in the future.

We use cash primarily for:

-	research and development
-	general and administrative costs
-	and other operating expenses.

So far, we have received cash primarily from related party loans and shareholders contributions.

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

Each subsidiary has an accounting manager that records the transactions for that subsidiary in accordance with PRC GAAP. These transactions and bookkeeping are reviewed by the Company’s CFO and adjustments were made as needed to conform to US GAAP at the end of every reporting period. The CFO prepares a consolidated trial balance for the Company and its subsidiaries based on the consolidated trial balance, she prepares a consolidated financial statement in accordance with the US GAAP and then submitted to the Company’s external auditor. The Company does not use external consultants or financial advisers in connection with the preparation of its reports.

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

The following financial statements of China Du Kang Co., Ltd. are included in Part II, Item 15 of this Report

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheet at December 31, 2010 and 2009 (Restated)
Consolidated Statements of Operations - for the years ended December 31, 2010 and 2009 (Restated)
Consolidated Statements of Cash Flows - for the years ended December 31, 2010 and 2009 (Restated)
Consolidated Statements of Stockholders’ Equity - for the years ended December 31, 2010 and 2009 (Restated)
Notes to Consolidated Financial Statements (Restated)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

As of the end of the period covered by this Annual Report on Form 10-K, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are not effective which is identified as a material weakness in internal control as of December 31, 2010 due to the deficiencies described below:

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use of disposition of our assets that could have a material effect on the financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that as of December 31, 2010, our internal control over financial reporting is not effective based on those criteria and due to the deficiencies described below.

The deficiencies consisted of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews over financial reporting in US GAAP. In addition, there are deficiencies in the recording and classification of accounting transactions as we kept our books in China GAAP and converted China GAAP to US GAAP under the auspices of our Chief Financial Officer. Although our Chief Financial Officer has some experience with US GAAP, her experience is not extensive.

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

ITEM 9B.	OTHER INFORMATION

None

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

NAME	AGE	TITLE	DATE OF APPOINTMENT	PERCENT OF TIME DEVOTED
Wang, Yongsheng	36	CEO	January 5, 2008	100%
Liu, Su Ying	58	Chief Financial Officer	January 5, 2008	100%
Nie, Fen Ying	43	Director	January 5, 2008	100%

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

The Company’s board of director currently composed of one board member, Ms Nie Fen Ying. The OTC Bulletin Board does not have rules regarding director independence.  Ms Nie is considered “independent” as defined under the rules of the NASDAQ Stock Market.  Accordingly, only one member of the board is an independent director under the NASDAQ definition.

Under the bylaws of the Company, directors are elected at each annual meeting of the stockholders and serve until a successor has been duly elected and qualified except upon death, resignation, or removal. Vacancies on the Board of Directors may be filled by appointment by the remaining directors until the next shareholder meeting.

The prior CEO and Chairman of the Board of Directors, Howard Wayland, Jr., remained as a member of the Board of Directors until August 26, 2008. Mr. Wayland filed for protection from creditors under Chapter 7 of the United States Bankruptcy Code shortly after his resignation as a director of the Company.

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

Name and Position	Common Shares	Percentage
Wang Yongsheng Chief Executive Officer	9,030,000	9.052%
Liu Su Ying Chief Financial Officer	-	-%
Deng Guo Gang	8,800,000	8.28%
Totals	17,830,000	17.33%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

NAME	AGE	TITLE	DATE OF APPOINTMENT	PERCENT OF TIME DEVOTED
Wang, Yongsheng	36	CEO	January 5, 2008	100%
Liu, Su Ying	58	Chief Financial Officer	January 5, 2008	100%
Nie, Fen Ying	43	Director	January 5, 2008	100%

Family Relationships and Director Independence

See the section entitled “Item 10 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of the Exchange Act” above.

Related Parties Transactions

Due to Related Parties

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
Affiliate 2 Shaanxi Zhongke Spaceflight Agriculture Development Stock Co., Ltd. is indirectly, majority owned and controlled by the Company's sole director's siblings.
Affiliate 3 - Shaanxi Baishui Dukang Marketing Management Co., Ltd. is wholly owned and controlled by the Company's sole director's siblings.
Affiliate 4 - The CEO of the Company is the sole director of Shaanxi Baishui Dukang Commercial and Trade Co., Ltd. and has significant influence of the operations therein.
Affiliate 5 - Shaanxi Baishui Dukang Spirits Industry Development Co., Ltd. is wholly owned and controlled by the Company's sole director's siblings.
Affiliate 6 - The Company’s sole director's spouse is a director of Shaanxi Changjiang Electric Power and Energy Sources Co., Ltd., and has significant influence to the operation therein.
Affiliate 7 and 9 - The CEO of the Company is the sole director of Shaanxi Baishui Shiye Co., Ltd. (f/k/a Shaanxi Baishui Dukang Trade Co., Ltd.) and has significant influence of the operations therein.
Affiliate 8 - Shaanxi Lantian Fuping Investment Co., Ltd. is majority owned and controlled by the Company's sole director's siblings.
Affiliate 10 - The Company's sole director's spouse is a director of Shaanxi Changjiang Petrol Co., Ltd., and has significant influence to the operation therein.

Due from Related Parties

The Company has related party receivables outstanding in the amount of $2,577,187 and $1,111,566 as of December 31, 2010 and 2009, respectively. The loans were issued to related parties to maintain business relationship for potential investment opportunities.  As of June 30, 2011, the advances have been returned to the Company

For the Year ended December 31, 2010

No.	Name of Related-party	Description	Balance @ 12/31/09	Effects of foreign currency translation	Additional Advance in 2010	Collection in 2010	Balance @ 12/31/10	Highest Balance during 2010
	Shaanxi Yellow-river Wetlands Park Co., Ltd.	Non-consolidated, 7.9% owned subsidiary	738,606	50,137	1,135,903	147,521	1,777,125	1,777,125
9	Shaanxi Gurong Agriculture Development Co., Ltd.	Affiliate	372,960	13,189	-	-	385,674	385,674
2	Shaanxi Zhongke Spaceflight Agriculture Development Stock Co., Ltd.	Affiliate	-	372	14,752	22	15,102	15,102
10	Shaanix Mining New Energy Co., Ltd.	Affiliate	-	9,834	389,452	-	399,286	399,286
	Ms. Nie, Fen Ying	Director	-	-	11,802	11,802	-	11,802
Total			1,111,566	73,532	1,551,909	159,345	2,577,187	2,588,989

For the Year ended December 31, 2009

No.	Name of Related-party	Description	Balance @ 12/31/08	Effects of foreign currency translation	Additional Advance in 2009	Collection in 2009	Balance @ 12/31/09	Highest Balance during 2009
	Shaanxi Yellow-river Wetlands Park Co., Ltd.	Non-consolidated, 7.9% owned subsidiary	116,717	290	621,599	-	738,606	738,606
9	Shaanxi Gurong Agriculture Development Co., Ltd.	Affiliate	-	-	372,960	-	385,674	372,960
Total			116,717	290	994,559	-	1,124,280	1,111,566
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
Sales to Related Parties

The distribution process implemented by the Company depends on affiliated distributors to distribute its products to third parties instead of selling directly to third parties. The Company has determined that such distribution process will be most cost effective and operation efficient at the moment. The Company has sought opportunities to expand the distributorship programs. The following liquor distributors are considered affiliates, which are directly or indirectly, beneficially and in the aggregate, majority-owned and controlled by directors and principal shareholders of the Company.  The price will be different if we sell the products directly to third parties. The amounts sold to these affiliates follows:
		For the Year Ended
		December 31,
Name of Related-party	Description	2010	2009

Shaanxi Dukang Group Co., Ltd.	Affiliate 1	$1,028,897	$594,731
Shaanxi Baishui Dukang Marketing Management Co., Ltd.	Affiliate 3	-	72,149
Shaanxi Baishui Dukang Commercial and Trade Co., Ltd.	Affiliate 4	-	1,538
Shaanxi Baishui Dukang Spirits Industry Development Co., Ltd.	Affiliate 5	-	129,866
Shaanxi Baishui Shiye Co., Ltd. (F/K/A Shaanxi Baishui Dukang Trade Co., Ltd.)	Affiliate 6	162,214	98,772
Total		$1,191,111	$897,056

The nature of the affiliation of each related party is as follows:

Affiliate 1 - The CEO of the Company is a director of Shaanxi Dukang Group Co., Ltd. and has significant influence on the operations therein.
Affiliate 3 - Shaanxi Baishui Dukang Marketing Management Co., Ltd. is wholly owned and controlled by the Company's sole director's siblings.
Affiliate 4 - The CEO of the Company is the sole director of Shaanxi Baishui Dukang Commercial and Trade Co., Ltd. and has significant influence of the operations therein.
Affiliate 5 - Shaanxi Baishui Dukang Spirits Industry Development Co., Ltd. is wholly owned and controlled by the Company's sole director's siblings.
Affiliate 6 - The Company's sole director's spouse is a director of Shaanxi Changjiang Electric Power and Energy Sources Co. Ltd., and has significant influence to the operation therein.

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
(restated)

At December 31, 2010 and 2009 and
For the Years Ended December 31, 2010 and 2009

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

INDEX

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

CONSOLIDATED BALANCE SHEETS (RESTATED)	F-3

CONSOLIDATED STATEMENTS OF OPERATIONS (RESTATED)	F-4

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) (RESTATED)	F-5

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (RESTATED)	F-6

CONSOLIDATED STATEMENTS OF CASH FLOWS (RESTATED)	F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-8 /F-49

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

See Notes to Consolidated Financial Statements

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2010 AND 2009
(Restated)

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
(Restated)

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

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

Consolidated statement of changes in shareholders' equity (deficiency) for the fiscal year ended December 31, 2010 and 2009--previously reported

	China Du Kang Co., Ltd. Shareholders
					Accumulated
	Common Stock		Additional		Other	Due from	Total
	$0.001 Par Value		Paid-in	Accumulated	Comprehensive	Related	Shareholders'	Noncontrolling	Comprehensive		Total
	Shares	Amount	Capital	Deficit	Income	Parties	Equity	Interest	Income		Equity
Balances at
December 31, 2008	100,113,791	$100,114	$10,671,262	$(16,711,731)	$(620,219)	$-	$(6,560,574)	$73,517			$(6,487,057)

Comprehensive income
Net income	-	-	-	(515,951)	-	-	(515,951)	(29,930)	$	(545,881)	(545,881)
Other comprehensive income, net of tax:
Effects of foreign currency conversion	-	-	-	-	(16,603)	-	(16,603)	167		(16,436)	(16,436)
Total other comprehensive income										(16,436)
Total comprehensive income									$	(562,317)

Balances at
December 31, 2009	100,113,791	$100,114	$10,671,262	$(17,227,682)	$(636,822)	$-	$(7,093,128)	$43,754			$(7,049,374)

Comprehensive income
Net income	-	-	-	(102,071)	-	-	(102,071)	146,539	$	(44,468)	44,468
Other comprehensive income, net of tax:
Effects of foreign currency conversion	-	-	-	-	(244,398)	-	(244,398)	5,192		(239,206)	(239,206)
Total other comprehensive income										(239,206)
Total comprehensive income									$	(194,738)

Balances at
December 31, 2010	100,113,791	$100,114	$10,671,262	$(17,329,753)	$(881,220)	$-	$(7,439,597)	$195,485			$(7,244,112)

See Notes to Financial Statements

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1-	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

		Amount Previously
		Reported	As Adjusted

	Consolidated statement of cash flows for the fiscal year ended December 31, 2010

	Cash Flows from Operating Activities

	Net income (loss) including noncontrolling interest	$(102,071)	$(897,194)
	Adjustments to reconcile net income (loss)
	including noncontrolling interest to net cash
	provided (used) by operating activities:
	Minority interest	146,539	-
	Imputed interest	-	949,932
	Depreciation	366,490	366,490
	Amortization	12,087	12,087
	Changes in operating assets and liabilities:	786,968	778,698
	Net cash provided (used) by operating activities	1,210,013	1,210,013

	Cash Flows from Investing Activities

	Net cash (used) by investing activities	(1,850,875)	(1,850,875)

	Cash Flows from Financing Activities

	Net cash provided (used) by financing activities	1,815,626	1,815,626

	Increase (decrease) in cash	1,174,764	1,174,764
	Effects of exchange rates on cash	199,890	199,890
	Cash at beginning of period	619,472	619,472
	Cash at end of period	$1,994,126	$1,994,126

	Supplemental Disclosures of Cash Flow Information:
	Cash paid (received) during year for:
	Interest	$20,124	$20,124
	Income taxes	$-	$-

See Notes to Financial Statements

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1-	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

		Amount Previously
		Reported	As Adjusted

	Consolidated statement of cash flows for the fiscal year ended December 31, 2009

	Cash Flows from Operating Activities

	Net income (loss) including noncontrolling interest	$(515,951)	$(1,376,933)
	Adjustments to reconcile net income (loss)
	including noncontrolling interest to net cash
	provided (used) by operating activities:
	Minority interest	(29,930)	-
	Imputed interest	-	833,911
	Depreciation	368,554	368,554
	Amortization	9,810	9,810
	Changes in operating assets and liabilities:
	(Increase)/Decrease in assets	(159,438)	(159,438)
	Increase/(Decrease) in other liabilities	(142,683)	(142,683)
	Increase/(Decrease) in taxes payable	149,519	146,660
	Net cash provided (used) by operating activities	(320,119)	(320,119)

	Cash Flows from Investing Activities

	Purchase of fixed assets	(107,641)	(107,641)
	Proceeds from disposal of fixed assets	-	77,449
	Advances to related parties	(780,506)	(994,084)
	Collections of advances to related parties	112,074	112,074
	Net cash (used) by investing activities	(776,073)	(912,202)

	Cash Flows from Financing Activities

	Bank loans	292,360	292,360
	Proceeds from related parties	3,145,366	3,145,366
	Repayments to related parties	(2,403,854)	(2,403,854)
	Net cash provided (used) by financing activities	1,033,872	1,033,872

	Increase (decrease) in cash	(62,320)	(198,449)
	Effects of exchange rates on cash	(16,258)	119,871
	Cash at beginning of period	698,050	698,050
	Cash at end of period	$619,472	$619,472

	Supplemental Disclosures of Cash Flow Information:
	Cash paid (received) during year for:
	Interest	$18,780	$18,780
	Income taxes	$-	$-

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

The Company operates in two reportable business segments that are determined based upon differences in products and services. Summarized information by business segment for the year ended December 31, 2010 and 2009 is as follows:

	For the year Ended
	December 31,
	2010	2009
REVENUE
Sales of Liquor	$1,270,135	$1,059,694
Franchise Fees	1,217,319	927,965

COST OF SALES
Sales of Liquor	$1,244,310	$1,119,996
Franchise Fees	-	-

GROSS PROFITS
Sales of Liquor	$25,825	$(60,302)
Franchise Fees	1,217,319	927,965

	December 31,	December 31,
	2010	2009

TOTAL ASSETS OF LIQUOR PRODUCTION AND DISTRIBUTION	$12,314,784	$7,234,824

TOTAL ASSETS OF BRAND NAME FRANCHISE	$3,576,180	$1,513,335

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15-	SEGMENT REPORTING (continued)

Major Customers

There were eleven major customers who made sales approximately 5% or more of the Company’s total sales as summarized in the following:

		For the Year Ended December 31,
		2010		2009
Major	Type of		Percentage of		Percentage of
Customer	Customer	Revenue	Total Revenue	Revenue	Total Revenue
Shaanxi Dukang Group Co., Ltd.	Distributor	$1,028,897	41.36%	$594,731	29.92%
Shaanxi Baishui Dukang Spirits Industry Development Co., Ltd.	Distributor	148	0.01%	129,866	6.53%
Shaanxi Baishui Dukang Marketing Management Co., Ltd.	Distributor	-	-	72,149	3.63%
Shaanxi Baishui Dukang Shiye Co., Ltd.	Distributor	162,214	6.52%	98,772	4.97%
Shaanxi HuangMaJia Wuliu Co., LTD	Distributor	-	-	122,026	6.14%
Shanxi Baishui Xingjijiu Marketing Co., Ltd. aka Lanzhou Jinxing Liquor Trade Co. Ltd.	Licensee	-	-	299,455	15.07%
Henan Zhechenxian Eastern Liquor Co., Ltd.	Licensee	20,330	0.82%	23,610	1.19%
Henan Jiuquan Liquor Co., Ltd.	Licensee	355,254	14.28%	-	-
Mr. Jincai Bai'	Licensee	125,466	5.04%	-	-
Mr. Anxian Xie	Agent	160,317	6.45%	-	-
Ms. Sue Dong	Agent	138,942	5.59%	-	-
Total		$1,991,568	80.06%	$1,340,609	67.45%

Major Suppliers

There were ten major customers who made sales approximately 5% or more of the Company’s total sales as summarized in the following:

	For the Year Ended December 31,
	2010		2009
Major		Percentage of		Percentage of
Suppliers	Purchase	Total Purchase	Purchase	Total Purchase
Sichuan Yibingong Mould Factory Co., Ltd.	$61,253	9.48%	$82,499	14.25%
Xi'an Global Co., Ltd.	-	-	33,569	5.80%
Hunan Xinshiji Taochi Co., Ltd.	118,948	18.40%	53,303	9.21%
Wuhan Huaruiyang Stainless Co., Ltd.	60,317	9.33%	-	-
Hunan Fengling Liangyou China Co., Ltd.	81,278	12.58%	-	-
Shanxi Wenxiyingfa Glass Co., Ltd.	69,549	10.76%	97,543	16.85%
Wuxi Jiasheng Printing Co., Ltd.	-	-	7,044	1.22%
Mr. Liu, Zhiming	45,047	6.97%	-	-
Chongqing World Guohua Technology Co., Ltd.	105,163	16.27%	-	-
Yuncheng Aofeng Glass Co., Ltd.	-	-	75,572	13.06%
Total	$541,555	83.79%	$349,530	60.39%

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16-	INCOME TAX

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

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18-	NONCONTROLLING INTEREST

Balance of Noncontrolling Interest consists of the following:

	Subsidiary and Noncontrolling Interest percentage			Total Noncontrolling Interest
	Brand Management 30.00%	Baishui Dukang 9.49%	Xidenghui 1.76%
Balance @ December 31, 2007	$40,057	$85,189	$- (1)	$125,246

Noncontrolling Interest income (Loss)	(42,081)	(45,176)	-	(87,258)

Other Comprehensive Income (Loss)-
effects of Foreign Currency Conversion	2,024	5,003	-	7,028

Balance @ December 31, 2008	$-	$45,016	$-	$45,016

Noncontrolling Interest income (Loss)	28,071	(60,287)	(23,661)	(55,878)

Other Comprehensive Income (Loss)-
effects of Foreign Currency Conversion	15	79	(13)	82

Balance @ December 31, 2009	$28,086	$(15,192)	$(23,674)	$(10,780)

Noncontrolling Interest income (Loss)	173,253	(44,796)	(18,047)	110,410

Other Comprehensive Income (Loss)-
effects of Foreign Currency Conversion	5,332	(1,648)	(1,263)	2,421

Balance @ December 31, 2010	$206,671	$(61,636)	$(42,984)	$102,051

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18-	NONCONTROLLING INTEREST (continued)

Noncontrolling interest income consists of the following:

	For the Year Ended December 31, 2010

Name of Subsidiary	Brand Management		Baishui Dukang		Xidenghui		Parent/Holding Company
	Total Income	Noncontrolling Interest Income	Total Income	Noncontrolling Interest Income	Total Income	Noncontrolling Interest Income	Total Income	Noncontrolling Interest Income
	100%	30%	100%	9.49%	100%	1.76%

Net Income (Loss)	$577,509	$173,253	$(472,032)	$(44,796)	$(1,015,763)	$(17,877)	$(244)	$-

Reverse adjustment made in prior year to
intercompany profit	-	-	-	-	13,332	235	-	-

Income (Loss) from subsidiary
(equity method)	-	-	-	-	(22,980)	(404)	(1,007,363)	110,410

Total Income (Loss)	577,509	173,253	(472,032)	(44,796)	(1,025,410)	(18,047)	(1,007,607)	110,410

Less: Income (Loss) attributable to
noncontrolling interest	(173,253)	-	44,796	-	18,047	-	-	-

Income (Loss) attributable to Majority	$404,257		$(427,237)		$(1,007,363)		$(1,007,607)	(3)

Income (Loss) attributable to
noncontrolling interest		$173,253		$(44,796)		$(18,047)		$110,410

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18-	NONCONTROLLING INTEREST (continued)

		For the Year Ended December 31, 2009

	Name of Subsidiary	Brand Management		Baishui Dukang		Xidenghui		Parent/Holding Company
		Total Income	Noncontrolling Interest Income	Total Income	Noncontrolling Interest Income	Total Income	Noncontrolling Interest Income	Total Income	Noncontrolling Interest Income
		100%	30%	100%	9.49%	100%	1.76%

	Net Income (Loss)	$327,906	$98,372	$(635,269)	$(60,287)	$(1,056,036)	$(18,586)	$(313)	$-

	Adjustment to intercompany profit	-	-	-	-	(13,211)	(233)	-	-

	Income (Loss) from subsidiary
	(equity method)	-	-	-	-	(275,147)	(4,843)	(1,320,732)	(55,878

	Total Income (Loss)	327,906	98,372	(635,269	(60,287)	(1,344,393)	(23,661)	(1,321,045)	(55,878

(1)	Adjustment to noncontrolling interest
	to absorb prior accumulated deficit	-	(70,301)	-	-	-	-	-	-

	Less: Income (Loss) attributable to
	noncontrolling interest	(28,071)	-	60,287	-	23,661	-	-	-

	Income (Loss) attributable to Majority	$299,835		$(574,982)		$(1,320,732)		$(1,321,045)	(3)

	Income (Loss) attributable to
	noncontrolling interest		$28,071		$(60,287)		$(23,661)		$(55,878)

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18-	NONCONTROLLING INTEREST (continued) Noncontrolling interest income consists of the following (continued):

		For the Year Ended December 31, 2008

	Name of Subsidiary	Brand Management		Baishui Dukang				Xidenghui				Parent/Holding Company
		Total Income	Non controlling Interest Income	Total Income		Non controlling Interest Income		Total Income		Non controlling Interest Income		Total Income		Non controlling Interest Income
		100%	30%		100%		9.49%		100%		1.76%

	Net Income (Loss)	$(370,523)	$(111,157)	$	(476,041)	$	(45,176)	$	(1,419,377)	$	(24,981)		$(8,401)		$-

	Income (Loss) from subsidiary
	(equity method)	-	-		-		-		(759,307)		(13,364)		(2,178,684)		(87,258)

	Total Income (Loss)	(370,523)	(111,157)		(476,041)		(45,176)		(2,178,684)		(38,345)		(2,187,084)		(87,258)

(1)	Majority absorbed the current period loss
	up to the extent that brought
	the Noncontrolling Interest to zero	-	69,076		-		-		-		38,345		-		-

	Less: Income (Loss) attributable to
	noncontrolling interest	42,081	-		45,176		-		-		-		-		-

	Income (Loss) attributable to Majority	$(328,442)		$	(430,865)			$	(2,178,684)			$	(2,187,084)		(3)

	Income (Loss) attributable to
	noncontrolling interest		$(42,081)			$	(45,176)				$-			$	(87,258)

(1)	Prior to January 1, 2009, before we adopted ASC 810 (or FAS 160), if the current period loss attributed to the noncontrolling interest resulted in a deficit noncotrolling interest balance, the majority absorbed the current period loss up to the extent that brought the minority interest back to zero. Any subsequent period income attributed to such noncontrolling interest will first absorb the amount that was absorbed by the majority in the prior period, the balance, if any, will attribute to the noncontrolling interest.

(2)	After we adopted ASC 810 on January 1, ASC 810-10-45-21 requires that the noncontrolling interest continue to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance.

(3)	The minor variance between the amount on the table and the amount on the consolidated statements of operations was due to the rounding of foreign currency translation.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19-	COMMITMENTS AND CONTINGENCIES

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

Basis of Presentation

The condensed parent company financial statements have been prepared in accordance with Rule 12- 04, Schedule I of Regulation S-X, as the restricted net assets of the subsidiaries of China Du Kang Co., Ltd. exceed 25% of the consolidated net assets of China Du Kang Co., Ltd. The ability of the Company’s Chinese operating subsidiaries to pay dividends may be restricted due to the foreign exchange control policies and availability of cash balances of the Chinese operating subsidiaries. Because substantially all of the Company’s operations are conducted in China and a substantial majority of its revenues are generated in China, a majority of the Company’s revenue being earned and currency received are denominated in Renminbi (RMB). RMB is subject to the exchange control regulation in China, and, as a result, the Company may be unable to distribute any dividends outside of China due to PRC exchange control regulations that restrict its ability to convert RMB into US Dollars.

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

CHINA DU KANG CO., LTD.
CONDENSED PARENT COMPANY STATEMENT OF CASH FLOWS
(Dollars in Thousands)

	For the Year Ended
	December 31,
	2010	2009

Cash Flows from Operating Activities
Net income	$(897)	$(1,377)
Adjustments to reconcile net income (loss)
provided by cash flows from operaitons
Equity in undistributed income of subsidiaries	897	1,377
Net cash provided by operating activities	-	-

Increase (decrease) in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

(b)	Index of Exhibits

Exhibit No.	Descriptions	Reference
1	Underwriting agreement
2	Plan of acquisition, reorganization, arrangement, liquidation or succession
3	(i) Articles of incorporation – Amended and Restate Articles of Incorporation	3.1	*
	(ii) By-laws	3.2	*
4	Instruments defining the rights of security holders, including indentures
4.1	Common Stock Certificate	4.1	*
4	Opinion re legality
7	Correspondence from an independent accountant regarding non-reliance on a previously issued audit report or completed interim review
8	Opinion re tax matters
9	Voting trust agreement
10.1	Distribution Agreement – Shaanxi Dukang Liquor Group Co., Ltd.	6	*
10.2	Distribution Agreement – Shaanxi Baishui Dukang Spirits Industry Development Co., Ltd.	6	*
10.3	Distribution Agreement – Shaanxi Dukang Liquor Marketing Management Co., Ltd.	6	*
10.4	Distribution Agreement – Shaanxi Baishui Dukang Shiye Co., Ltd.	6	*
10.5	Distribution Agreement – Shaanxi Dukang Liquor Group Co., Ltd.	6	*
10.6	Loan Agreement – Shaanxi Yellow River Wetlands Park Co., Ltd.	6	*
10.7	Loan Agreement – Shaanxi Yellow River Wetlands Park Co., Ltd.	6	*
10.8	Loan Agreement – Shaanxi Yellow River Wetlands Park Co., Ltd.	6	*
10.9	Loan Agreement – Ms. Piong Li	6	*
10.10	Loan Agreement – Ms. Min Chen	6	*
10.11	Loan Agreement – Ms. Hong Ge	6	*
10.12	Loan Agreement – Ms. Shengli Wang	6	*
10.13	Loan Agreement – Ms. Pingjun Nie	6	*
10.14	Loan Agreement – Ms. Hongjun Zhang	6	*
10.15	Loan Agreement – Mr. Hailong Tian.	6	*
10.16	Loan Agreement – Mr. Guogi Diao	6	*
10.17	Loan Agreement – Shanxi Xi Deng Hui Science and Technology Industrial Stock Co., Ltd.	6	*
10.18	Loan Agreement – Shaanxi Huitong Food Development Co., Inc.	6	*
10.19	Loan Agreement – Shanxi Gurong Agricultural Development co., Ltd.	6	*
10.20	Loan Agreement – Shanxi Baishui Dukang Brand Management Co., Ltd.	6	*
10.21	Loan Agreement – Shanxi Lantian Investment Co., Ltd.	6	*
10.22	Loan Agreement – Shanxi Zhongke Spaceflight Agriculture Development Co., Ltd.	6	*
10.23	Loan Agreement – Shanxi Baishui Dukang Trade Co., Ltd.	6	*
10.24	Loan Agreement – Ms. Min Chen	6	*
10.25	Loan Agreement – Shanxi Baishui Dukang Marketing Management Co., Ltd.	6	*

10.26	Loan Agreement – Shanxi Dukang Liquor Group Co., Ltd.	6	*
10.27	Loan Agreement – Shaanxi Baishui Dukang Commercial and Trade Co., Ltd.	6	*
10.28	Loan Agreement – Shanxi Baishui Shiye Co., Ltd.	6	*
10.29	Loan Agreement – Shanxi Baishui Dukan Spirits Industry Development Co., Ltd.	6	*
10.30	Agency Agreement – Dong Sue	6	*
10.31	Agency Agreement – Dong Sue	6	*
10.32	Agency Agreement – Xue Aixian	6	*
10.33	Agency Agreement – Dong Sue	6	*
10.34	Licensing Agreement –Henan Zhechenxian Eastern Liquor Co. Ltd. (Trademark)	6	*
10.35	Licensing Agreement –Henan Zhechenxian Eastern Liquor Co. Ltd. (Complimentary)	6	*
10.36	Licensing Agreement – Lanzhou Jinxing Liquor Trade Co. Ltd. aka Shaanxi Baishui Xingjijiu Marketing Co., Ltd.	6	*
10.37	State owned Land Use Certificate	2	*
10.38	Complementary Agreement - Shaanxi Bai Shui Du Kang Co., Ltd	2	**
10.39	Equity Transfer Agreement	3	*
10.40	Plan of Exchange Agreement	7	*
10.41	Land Use Rights	8	*
10.42	Lease Agreement - Baishui Du Kang Liquor Co., Ltd.	9	*
10.43	Distribution Agreement - Baishui Dukang Development Co., Ltd	10	*
10.44	Distribution Agreement - Bashui DuKang Liquor Group Co., Ltd.	11	*
10.45	Distribution Agreement - Shaanxi Du Kang Liquor Sales Management Co., Ltd.	12	*
10.46	Sanitation License	13	*
10.47	Loan Agreement - Shaanxi Changjiang Electric Power and Energy Sources Co., Ltd.	14	*
10.48	Assets Lease Agreement - Shaanxi BaiShui Du Kang Liquor Co., Ltd.	15	*
11	(11) Statement Regarding computation of per share earnings
12	(12) Statements Regarding computation of ratios
13	(13) Annual report to security holders, Form 10-Q or quarterly report to security holders
14	(14) Code of Ethics
15	(15) Letter regarding unaudited interim financial information
16	(16) Letter regarding change in certifying accountant
17	(17) Correspondence on departure of director
18	(18) Letter re change in accounting principles
19	(19) Report furnished to security holders

20	(20) Other documents or statements to security holders
21	(21) Subsidiaries of the registrant	2	***
22	(22) Published report regarding matters submitted to vote of security holders
23	(23) Consents of experts and counsel
24	(24) Power of attorney
25	(25) Statement of eligibility of trustee
26	(26) Invitations for competitive bids
31.1	(i) Rule 13a-14(a)/ 15d-14(a) Certifications
31.2	(ii) Rule 13a-14(d)/ 15d-14(d) Certifications
32	Section 1350 Certifications
33	Report on assessment of compliance with servicing criteria for asset-backed issuers
34	Attestation report on assessment of compliance with servicing criteria for asset-backed securities
35	Servicer compliance statement
99	Additional exhibits
100	XBRL-Related Documents

Legends
2* Filed as Exhibit 10.2 to Form 10 Amendment 2 on 12-04-2009
2** Filed as Exhibit 10.3 to Form 10 Amendment 2 on 12-04-2009
2*** Filed as Exhibit 21.1 to Form 10 Amendment 2 on 12-04-2009
3* Equity Transfer Agreement Filed as Exhibit 10.1 to Form 10 Amendment 3 on 1-21-2010
3.1* Filed as Exhibit 3.1 to Form 10 Amendment 4 on 4-22-2010
3.2* Filed as Exhibit 3.2 to Form 10 Amendment 4 on 4-22-2010
4.1* Filed as Exhibit 4.1 to Form 10 Amendment 4 on 4-22-2010
6* Filed under corresponding Exhibit Number to Form 10 Amendment 6 on 1-24-2011
7* Plan of Exchange Filed as Exhibit 10.1 to Form 10 Amendment 4 on 4-22-2010
8* Land Use Rights Filed as Exhibit 10.2 to Form 10 Amendment 4 on 4-22-2010
9* Lease Agreement Filed as Exhibit 10.3 to Form 10 Amendment 4 on 4-22-2010
10* Distribution Agreement Filed as Exhibit 10.4 to Form 10 Amendment 4 Filed on 4-22-2010
11* Distribution Agreement Filed as Exhibit 10.5 to Form 10 Amendment 4 Filed on 4-22-2010
12* Distribution Agreement Filed as Exhibit 10.6 to Form 10 Amendment 4 Filed on 4-24-2010
13* Sanitation License Filed as Exhibit 10.7 to Form 10 Amendment 4 Filed 4-22-2010
14* Loan Agreement Filed as Exhibit 10.44 to Form 10 Amendment 7 on 03-24-2011
15* Asset Lease Agreement Filed as Exhibit 10.46 to Form 10 Amendment 8 on 10-04-2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

China Du Kang Co., Ltd.

Date: November 1, 2011	By:	/s/ Wang Yongsheng
Wang Yongsheng,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the following capacities on the dates indicated.

/s/ Wang Yongsheng	November 1, 2011	/s/ Liu Su Ying	November 1, 2011
Wang Yongsheng		Liu Su Ying
Chief Executive Officer (Principal Executive Officer, President, and Director)		Chief Financial Officer (Principal Financial Officer)