Form 10-K/A
period 2009-12-31
CHINA DU KANG CO. LTD.
filed 2011-11-07
CIK 1472635

U.S. Securities and Exchange Commission
Washington, D.C. 20549
_________________________

FORM 10-K
AMENDMENT # 2
_________________________

☐	Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2009

☐	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

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

Common Stock, $.001 par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed bisection 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐         No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 if Regulation S-K (229.405 of this Chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.
Yes ☐          No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act).
Yes ☐      No ☐

The Registrant’s revenues for its fiscal year ended December 31, 2009 and 2008 were $1,987,659 and $1,987,659, respectively.

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

Xidenghui was incorporated in Weinan City, Shaanxi Province, PRC on March 29, 2001 under the Company Law of PRC.  Xidenghui was engaged in the business of production and distribution of distilled spirit with a brand name of “Xidenghui”.  Currently, its principal business is to hold an equity ownership interest in Shaanxi Baishui Dukang Liquor Co., Ltd. (“Baishui Dukang”) and Shaanxi Baishui Dukang Liquor Brand Management Co., Ltd. (“Brand Management”).

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

Baishui Dukang and Brand Management are the two of these affiliated companies that are engaged in business operations. Du Kang, Merit, Huitong, and Xidenghui are holding companies, whose business is to hold an equity ownership interest in Baishui Dukang and Brand Management.  All these affiliated companies are hereafter referred to as the "Company".  Currently, the Company is principally engaged in the business of production and distribution of distilled spirit with the brand name of “Baishui Dukang”. The Company also licenses the brand name to other liquor producers.   The Company’s structure is summarized in the flow chart found in Item 14. Supplementary Data.

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

On March 4, 2002, Baishui Dukang signed a lease agreement with Shaanxi Sanjiu Dukang Liquor Production Co., Ltd ("Sanjiu"), pursuant to which Baishui Dukang agreed to lease the liquor production facility of Sanjiu, including all the fixed assets and the piece of land that the fixed assets attached, for a period of 20 years, which was latterly extended to 30 year. On February 3, 2005, Sanjiu was acquired by Shaanxi Baishui Dukang Liquor Development Co., Ltd, an affiliate of the Company. On April 30, 2005, Baishui Dukang signed a complementary lease agreement with Shaanxi Baishui Dukang Liquor Development Co., Ltd, pursuant to which Baishui Dukang agreed to continue to lease the liquor production facility for the rest of the original 30-year period. Baishui Dukang also agreed to pay $362,450 (RMB 3,000,000) to the local government to continue the lease and to absorb the pension and unemployment insurance expenses of Sanjiu's original employees. All the pension and unemployment insurance payments were to be made directly to the local China Social Security Administration to satisfy all of the pension and unemployment insurance expenses that were required in connection with the original Sanjiu employees.

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

Through its subsidiaries in China, the Company sells and develops new and additional liquors, liquor raw materials, deep processing of agricultural and sideline products and research and develops of high-tech products and brewing methods. We were the first company, in cooperation with the Chinese Academy of Sciences, to ship Du Kang yeast and grain aboard #3 and #7 Shenzou spaceflights for a series of scientific experiments designed to improve yield and flavors. No newly developed products have entered the market since 2008. We are currently focusing on expanding distribution of existing brands so we have devoted only minimal resources to research and development activities in the past two years.

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

We derive our revenue from following three ways:

☐	Sales of liquor within China generally through long-term liquor distributors (“distributor”).
☐	Fees from agent liquor stores/retailers (“agent”)
☐
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

3.
The Company ’s licensing agreements grant the licensee a non-exclusive right to use the Company ’s trademarks, logos, and brand names in connection with the development, marketing, and sale of the licensee’s independently manufactured products. The licensing agreements grant a license to use the Company’s trademarks in exchange for a pre-determined royalty. The Royalty payments for licensing agreements ranged from $6,134 to $355,254. Licensing agreements typically date back to a period before the current Company acquired the assets and essentially continues the rights of certain third parties to market products using the China Du Kang name, patterns, logos, trademarks and other proprietary assets for sub-branding of products. Licensing agreements are for specific zones with the PRC and may overlap territories that are included in other agreements. Each agreement specifies the products covered types of uses permitted, and the method and scope of sub-branding. The Agreements cover sales literature, pricing, quality controls and standards for packaging.

  Our major customers are disclosed below and our agreements with these major customers are attached in the exhibits:

		For the Year Ended		For the Year Ended
		December 31, 2009		December 31, 2008
			Percentage		Percentage
Name of	Type of		of Total		of Total
Customer	Customer	Revenue	Revenue	Revenue	Revenue
Shaanxi Dukang Group Co., Ltd.	Distributor	$594,731	29.92%	$252,813	22.11%
Shaanxi Baishui Dukang Spirits Industry Development Co., Ltd.	Distributor	129,866	6.53%	321,127	28.09%
Shaanxi Baishui Dukang Marketing Management Co., Ltd.	Distributor	72,149	3.63%	117,370	10.27%
Shaanxi Baishui Trade Co., Ltd. (a/k/a Shaanxi Baishui Dukang Shiyue Co., Ltd.)	Distributor	98,772	4.97%	118,797	10.39%
Shanxi Baishui Xingjijiu Marketing Co., Ltd. (a/k/a Lanzhou Jiuxing Liquor Trade Co., Ltd.)	Licensee	299,445	15.07%	-	-%
Shaanxi Huang Majia Wuliu Co., Ltd	Distributor	122,026	6.14%	-	-%
Total		$1,316,999	66.26%	$810,107	70.86%

We derive revenue from distributors, licensees, and agents as following:

	For the Year Ended
	2009		2008
		Percentage		Percentage
		of Total		of Total
Type of Customer	Revenue	Revenue	Revenue	Revenue
Distributor	$1,059,694	53.31%	$953,751	83.43%
Licensee	731,711	36.81%	189,444	16.57%
Agent	196,254	9.87%	-	-
	$1,987,659	100.00%	$1,143,195	100.00%

We derive revenue from PRC region as further disclosed in the following:

	For the Year Ended		For the Year Ended
	December 31, 2009		December 31, 2008
		Percentage		Percentage
Name of		of Total		of Total
Province	Revenue	Revenue	Revenue	Revenue
Shaanxi Province	$1,587,641	79.87%	$953,751	83.43%
Henan Province	147,707	7.43%	90,787	7.94%
Shandong Province	105,612	5.31%	2,633	0.23%
Hebei Province	-	-	-	-
Anhui Province	71,147	3.58%	51,019	4.46%
Hubei Province	-	-	-	-
Gansu Province	23,034	1.16%	4,788	0.42%
Zhejiang Province	35,242	1.77%	36,626	3.20%
Heilongjiang Province	17,276	0.87%	3,591	0.31%
Total	$1,987,659	100.00%	$1,143,195	100.00%

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

Both a February, 2010 issue of the newspaper China Daily (Qingfen and Yue, China Daily, February 2, 2010) also noted that "Moutai and Wuliangye”, two higher end liquors were selling briskly, Both Moutai and Wuliangye are products that compete with the Company’s liquors. The article contained a quote a report from a China investment firm that said,

“In 2010, China's high-end liquor (wine and spirit) consumption will grow by more than "30 percent" from a year earlier, higher than the liquor market as a whole, which will see a "20 to 25" percent rise.”

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

The Company has long-term marketing contract with the following three companies: Shaanxi Dukang Liquor Group Co., Ltd., Shaanxi Baishui Dukang Spirits Industry Development Co., Ltd., and Shanxi Baishui Xingjijiu Marketing Co., Ltd. These three companies sell our products in China in 2009 and 2008 .

Shaanxi Dukang Group Co., Ltd. accounted for approximately 22% and Shaanxi Baishui Dukang Spirits Industry Development Co., Ltd. accounted for more than 28% of our sales for the year ended December 31, 2008.  Shaanxi Dukang Group Co., Ltd. accounted for approximately 30% and Shanxi Baishui Xingjijiu Marketing Co., Ltd. accounted for more than 15% of our sales of our products for the year ended December 31, 2009.

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

We generally do not have any long-term or exclusive purchase commitments with any of our suppliers. Sichuan Yibingong Mould Factory Co., Ltd., Shanxi Wenxiyingfa Glass Co., Ltd., and Yuncheng Aofeng Glass Co., Ltd.. each accounted for more than 10% of our purchases of components for our products for the year ended December 31, 2009.  Sichuan Yibin Huanqiu Gelas Glass Manufacturing Co., Ltd. accounted for more than 10% of our purchases of components for our products for the fiscal year ended December 31, 2008.

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

Employees

The numbers of employees of the Company are seasonal and fluctuate.  The total number of employees is changed along with the output. Generally, the total number of employees is almost 450 at the peak season, and 200 in the off-season. The current number of full-time employees is 138.

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

Item 1A.   Risk Factors

RISK FACTORS

RISKS RELATED TO OUR BUSINESS

OUR AUDITORS HAVE NOTED THERE IS CERTAIN DOUBT ABOUT OUR ABILITY TO OPERATE AS A GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $20,442,045 at December 31, 2009 that includes losses of $1,376,933 and $2,274,354 for the years ended December 31, 2009 and 2008, respectively.   In addition, The Company has a working capital deficiency of $13,237,901 and a shareholders' deficiency of $8,147,299 at December 31, 2009.  These factors raise certain doubt about its ability to continue as a going concern.

Management has taken steps to revise the Company’s operating and financial requirements. The Company is actively pursuing additional funding and a potential merger or acquisition candidate and strategic partners, which would enhance owners' investment. However, there can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company 's existing stockholders.

The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

WE HAVE HAD LOSSES FROM OPERATIONS AND ANTICIPATE LOSSES FOR THE FORESEEABLE FUTURE.

Since inception we have had limited revenues from operation.  Revenues for the year ended December 31, 2009 totaled $1,987,659 as compared to $1,143,195 for the year ended 2008. For the year ended December 31, 2009 we experienced a loss from operations of $(489,413) as compared to a loss of $(1,495,717) for the prior year. We expect to incur significant operating expenses and, as a result, will need to generate significant revenues to achieve profitability, which may not occur.  Even if we do achieve profitability, we may be unable to sustain or increase profitability on an ongoing basis.

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

THE CHINESE LEGAL SYSTEM IS DIFFERENT FROM THAT OF THE UNITED STATES WITH LESS PROTECTION FOR INVESTORS, AND IT MAY BE DIFFICULT FOR INVESTORS TO SEEK LEGAL REDRESS IN CHINA AGAINST US OR OUR OFFICERS AND DIRECTORS, INCLUDING CLAIMS THAT ARE BASED UPON U.S. SECURITIES LAWS.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.         PROPERTIES.

Property, Plant and Equipment

Depreciation expense charged to operations was $368,554 and $358,327  for the year ended December 31, 2009 and 2008, respectively. The property, plant and equipment shown in the following chart are those held directly by the Company and the remaining properties are owned per a capital lease.

	December 31,	December 31,
	2009	2008

Building and warehouses	$2,963,873	$2,913,855
Machinery and equipment	1,857,877	1,820,095
Office equipment and furniture	194,394	191,029
Motor vehicles	329,815	491,005
Leased Assets*	2,159,053	2,153,698
	7,505,012	7,569,682

Less: Accumulated depreciation	(3,262,315)	(2,853,022)
	4,242,697	4,716,660

Add: Construction in progress	41,153	12,231

Total	$4,283,850	$4,728,891

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

Year	Pension Insurance Expense					Unemployment Insurance Expense					Total
	Province average salary (RMB)	Annual increase rate	Percentage	No. of employees	Estimated pension insurance expense (RMB)	City average salary (RMB)	Annual increase rate	Percentage	No. of employees	Estimated pension insurance expense	USD$1.00=RMB¥6.837 @12/31/2009		Present Value as of December 31, 2009 (the incremental interest rate is 8%)
2009	14,335	4%	20%	309	885,919	11,420	4%	2.50%	309	88,217	974,136	147,333
2010	13,784	4%	20%	316	871,143	10,980	4%	2.50%	316	86,745	957,888	144,876	886,934	129,722
2011	14,335	4%	20%	309	885,919	11,420	4%	2.50%	309	88,217	974,136	147,333	835,165	126,314
2012	14,909	4%	20%	301	897,502	11,876	4%	2.50%	301	89,370	986,872	149,259	783,411	118,487
2013	15,505	4%	20%	282	874,483	12,351	4%	2.50%	282	87,078	961,561	145,431	706,776	106,896
2014	16,125	4%	20%	268	864,312	12,846	4%	2.50%	268	86,065	950,377	143,740	646,811	97,827
2015	16,770	4%	20%	258	865,344	13,359	4%	2.50%	258	86,168	951,512	143,911	599,614	90,688
2016	17,441	4%	20%	244	851,123	13,894	4%	2.50%	244	84,752	935,875	141,546	546,074	82,591
2017	18,139	4%	20%	228	827,124	14,449	4%	2.50%	228	82,362	909,486	137,555	491,367	74,317
2018	18,864	4%	20%	215	811,162	15,027	4%	2.50%	215	80,772	891,935	134,900	446,189	67,484
2019	19,619	4%	20%	199	780,828	15,629	4%	2.50%	199	77,752	858,580	129,856	397,689	60,148
2020	20,404	4%	20%	173	705,963	16,254	4%	2.50%	173	70,297	776,260	117,405	332,925	50,353
2021	21,220	4%	20%	148	628,103	16,904	4%	2.50%	148	62,544	690,647	104,457	274,265	41,481
2022	22,068	4%	20%	135	595,849	17,580	4%	2.50%	135	59,332	655,182	99,093	240,909	36,436
2023	22,951	4%	20%	113	518,698	18,283	4%	2.50%	113	51,650	570,348	86,262	194,181	29,369
2024	23,869	4%	20%	102	486,933	19,015	4%	2.50%	102	48,487	535,420	80,979	168,787	25,528
2025	24,824	4%	20%	77	382,290	19,775	4%	2.50%	77	38,067	420,357	63,577	122,698	18,557
2026	25,817	4%	20%	52	268,497	20,566	4%	2.50%	52	26,736	295,233	44,652	79,792	12,068
2027	26,850	4%	20%	41	220,167	21,389	4%	2.50%	41	21,923	242,091	36,615	60,583	9,163
2028	27,924	4%	20%	25	139,618	22,244	4%	2.50%	25	13,903	153,521	23,219	35,573	5,380
2029	29,041	4%	20%	18	104,546	23,134	4%	2.50%	18	10,410	114,957	17,387	24,664	3,730
2030	30,202	4%	20%	12	72,485	24,059	4%	2.50%	12	7,218	79,703	12,055	15,834	2,395
2031	31,410	4%	20%	6	37,692	25,022	4%	2.50%	6	3,753	41,446	6,268	7,624	1,153
2032	32,667	4%	20%	1	6,533	26,023	4%	2.50%	1	651	7,184	1,087	1,224	185
Total					12,696,318					1,264,252	13,960,570	2,180,403	7,899,087	1,155,310

The manufacturing facility of the Company is Shaanxi Bai Shui Du Kang Liquor Co., Ltd. The plant is located in South of Dukang Street, Town of Dukang, Baishui County, the city of Weinan, Shaanxi Province, 715600.

All of the equipment is used in our manufacturing process. The main equipments are as follows:

-	Fermenter: grain fermentation
-	Crasher: before the fermentation of the grain, it is better to have it crashed and then it can fully access to the distiller's yeast

-
Brewing equipment: which is also called Liquor distillation equipment.  The well fermented semi-finished products can be poured into it. After heating, the Ethanol, water and various organic compounds can be fractioned by distillation.

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

We are not presently involved in any litigation that is material to our business. We are not aware of any pending or threatened legal proceedings. In addition, none of our officers, directors, promoters or control persons has filed or been involved for the past five years:

 in any bankruptcy petition
 in any conviction of a criminal proceeding or involved in a pending criminal proceeding (excluding traffic violations and minor offenses)
 is subject to any order, judgment or decree enjoining, barring suspending or otherwise limiting their involvement in any type of business, securities, or banking activities,
 has been found to have violated a federal or state securities or commodities law.

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

AFLH also issued 362,200 shares of newly issued common voting shares to Sedgefield Capital Corporation for consulting services rendered by Sedgefield prior to the reverse acquisition by Hong Kong Merit Enterprise Limited. The shares were issued in exchange for services valued at $25,000. The Company then changed its name to China Du Kang Co., Ltd.

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

On January 10, 2008, the Company entered into a Plan of Exchange Agreement (the “Exchange Agreement”) with Hong Kong Merit Enterprise Limited (“Merit”), a holding company incorporated in Hong Kong. Merit was a “wholly owned foreign enterprise, generally known as a “WOFE” company, established for the purpose of facilitating an acquisition of a Chinese enterprise. While a Chinese entity may not be owned or controlled by foreign investors or shareholders, the Company’s Chinese counsel opined that a Chinese entity may be acquired in a two step transaction with a WOFE company. The purpose of the Company was simply to facilitate the acquisition and Merit engages in no operations. All operations are carried out through the Chinese entities. The Chart below shows all of the entities but all operations are conducted by entities incorporated in China. The Hong Kong and US corporations conduct no operations and all of the business of the Company is conducted by the entities incorporated in the PRC.

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

Xidenghui was incorporated in Weinan City, Shaanxi Province, PRC on March 29, 2001 under the Company Law of PRC. Xidenghui was engaged in the business of production and distribution of distilled spirit with a brand name of “Xidenghui”. Currently, its principal business is to hold an equity ownership interest in Shaanxi Baishui Dukang Liquor Co., Ltd. (“Baishui Dukang”) and Shaanxi Baishui Dukang Liquor Brand Management Co., Ltd. (“Brand Management”).

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

On March 4, 2002, Baishui Dukang signed a lease agreement with Sanjiu, pursuant to which Baishui Dukang agreed to lease the liquor production facility of Sanjiu, including all the fixed assets and the piece of land that the fixed assets attached, for a period of 20 years, which was latterly extended to 30 year. On February 3, 2005, Sanjiu was acquired by Shaanxi Baishui Dukang Liquor Development Co., Ltd, an affiliate of the Company. On April 30, 2005, Baishui Dukang signed a complementary lease agreement with Shaanxi Baishui Dukang Liquor Development Co., Ltd, pursuant to which Baishui Dukang agreed to continue to lease the liquor production facility for the rest of the original 30-year period. Baishui Dukang also agreed to pay $362,450 (RMB 3,000,000) to the local government to continue the lease and to absorb the pension and unemployment insurance expenses of Sanjiu's original employees. All the pension and unemployment insurance payments were to be made directly to the local China Social Security Administration to satisfy all of the pension and unemployment insurance expenses that were required in connection with the original Sanjiu employees.

We manufacture product for distribution under certain labels that are proprietary to the Company and which are also distributed through agencies. We also permit third parties to manufacture under similar products under distinguishable names.

We authorize liquor manufacturers who comply with our requirements to use certain sub brand names of “Baishui Dukang” to process the production of liquor and to sell to customers within the designated area in a certain period of time. The amount of licensing fee varies based on the sales territory and the number of sub brand names. We generally collect the entire licensing fee when the licensing contract is executed, and then recognize licensing fee revenue over the beneficial period described by the contract, as the revenue is realized or realizable and earned. We also authorize liquor stores who comply with our requirements to exclusively sell certain sub brand names of “Baishui Dukang” products within the designated area in a certain period of time. The amount of agency fee varies based on the sales territory and the number of sub brand names. We generally collect the entire agency fee when the agency contract is executed, and then recognize agency fee revenue over the beneficial period described by the contract, as the revenue is realized or realizable and earned

The Company’s annual income increased from $1,143,195 in 2008 to $1,987,659 in 2009, which the growth rate is 73.9%. The biggest increase is the revenue in  license fees, which increased from $189,444 in 2008 to $927,965 in 2009, an improvement of 390%. The increase in brand name franchise is mainly because the participation of company’s strategic partner sand the royalties from strategic partners In addition, in 2008 and 2009, the sales of liquor also increased slightly from $953,751 to $1,059,694, which the growth is $105,943.

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

V、The Liquor industry is a high tax industry in China, which affects profitability... The Company located in Bai Shui County, Shaanxi Province. Prior to 2009 we had a preferential tax treatment agreement but that agreement has expired and we do not currently have any tax amelioration in place.

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

Baishui Dukang and Brand Management are the two of these affiliated companies that are engaged in business operations. Du Kang, Merit, Huitong, and Xidenghui are holding companies, whose business is to hold an equity ownership interest in Baishui Dukang and Brand Management. All these affiliated companies are hereafter referred to as the "Company". Currently, the Company is principally engaged in the business of production and distribution of distilled spirit with the brand name of “Baishui Dukang”. The Company also licenses the brand name to other liquor manufactures. The Company’s structure is summarized in the following chart.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31 2009 AND DECEMBER 31, 2008

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

Revenues increased from $1,143,195 in the year ended December 31, 2008 to $1,987,659 for the year ended December 31, 2009. Most of the increase was attributable to an increase in license fees from $189,444 to $927,965 from the year ended 2008 to the year ended 2009, representing an increase of $738,521.The Company expects to continue to expand its network of third party licensees and agents throughout 2010. Increase in license fees resulted from additions to our licensing agreements with third parties who wish to use the Du Kang name. These agreements are for renewable one year terms.. Sales of liquor also increased slightly from $953,751 in 2008 to $1,059,694 in 2009, an increase of $105,943.

The breakdown of sales revenues for related parties and non-related parties as follows:

		For the Years Ended
		December 31,
		2009	2008
Distributor	Related Party	85%	92%
	Third Party	15%	8%
		100%	100%

Licensee	Related Party	0%	0%
	Third Party	100%	100%
		100%	100%

Agent	Related Party	0%	0%
	Third Party	100%	0%
		100%	0%

GROSS MARGIN

The overall gross margin for the year ended December 31, 2009 was 43.65% as compared to 22.22% for the comparable period of 2008.  Gross margin on sales of liquor was (5.67)% for the year ended December 31, 2009, representing an decrease of 14.52%, compared to 6.77% for the comparable period in 2010. The gross margin has been comparable and consistent over the years.

		For the Year Ended				For the Year Ended
		December 31, 2009				December 31, 2008
		Revenue	Costs of sales	Gross Profit	Gross Profit %	Revenue	Costs of sales	Gross Profit	Gross Profit %
	Related Party	897,056	1,076,084	(179,027)	19.96%	854,715	861,499	(6,784)	(0.79)%
Distributor	Third Party	162,638	43,192	118,725	73.02%	99,036	27,730	71,306	72.02%
	Subtotal	1,059,694	1,119,996	(60,302)	(5.69)%	953,751	889,229	64,522	6.77%

	Related Party	-	-	-		-	-	-	0.00%
Licensee	Third Party	731,711	-	731,711		189,444	-	189,444
	Subtotal	731,711	-	731,711		189,444	-	189,444

	Related Party	-	-	-		-	-	-
Agent	Third Party	196,254	-	196,254		-	-	-
	Subtotal	196,254	-	196,254		-	-	-
	Total	1,987,659	1,119,996	867,663	43.65%	1,143,195	889,229	253,966	22.22%

OPERATING EXPENSES

Total operating expenses decreased from $1,749,683 in the year ended December 31, 2008 to $1,357,076 for the year ended December 31, 2009, representing an improvement of $ 392,607 , or approximately 22.4%.  The decrease in operating expenses was largely due to the decrease in general and administrative expenses, which was offset by the increase in selling expenses

Selling expenses increased $94,352 from $371,397 in the year ended December 31, 2008 to $465,749 for the year ended December 31, December 31, 2009.  The increase is due to an increase in promotion expenses from $120,592 in the year ended December 31, 2008 to $256,417 for the same period in 2009, a difference of $135,825. This is partly due to the costs of the conference that we attended to promote our products and the increased promotion necessary for the agency and third party distributors. We also increased our travel and entertainment expenses from $41,547 to $56,327 for the same periods due to the inspection of our licensees. Package design decreased by $56,213, from $73,252 in the year ended December 31, 2008 to $17,039 for the year ended December 31, 2009, as we finished most of the package design for our products in 2008.

Our general and administrative expenses reduced from $1,378,286 in the year ended December 31, 2008 to $891,327 fo 1r the year ended December 31, 2009, reflecting a 35% improvement. The decrease was largely attributed to the decrease of $328,080 in the professional fees and consultant fees from $388,645 in the year ended December 31, 2008 to $60,565 for the same period in 2009. The large professional and consultant fees in 2008 were related to our efforts for going public.  Our office expenses also decreased from $222,774 in the year ended December 31, 2008 to $83,332 for the same period in 2009. This is mainly attributed to the adjustment of the travel expense, hotel expense and various kinds of the allowances of the marketing staff as well as the managers. The primary cause for the decrease of these expenses was the implementation of a flat fee system for each person in each department linking their expense with their economic benefit.

Our travel and entertainment expense decreased $ 78,133 from $ 224,041 in the year ended December 31, 2008 to $ 145,908 in the same period in 2009 due to less overseas travel for going public.

Payroll increased from $248, 828 in the year ended December 31 2008 to $266,278 at December 31, 2009, as we hired more employee to increase our sales . For those same periods, employee benefits and pension increased from $15,510 to $19,846; depreciation and amortization decreased from $152,953 to $151,244; vehicle expenses decreased from $42,034 to $30,168;  other general and administrative costs declined from $15,828 to $12, 391. Loss on physical inventory count increased substantially from $67,673 to $121, 595. This is attributed largely to the disposal of our packing materials due to the changes in the label requirement and the changes in our product line.

The elimination of the expenses of becoming a public company incurred last year along with the reduced expenses enjoyed by the change in our distribution methods are the primary reasons that the general and administrative costs were significantly reduced this year. Some increase in administrative costs is expected going forward as we implement and expand the licensing strategy.

OTHER INCOME AND EXPENSES

The Company has incurred total interest expense of $18,780 and $0, and imputed interest expense of $ 833,911 and $ 765,057 for the years ended December 31, 2009 and 2008 , respectively. The increased in interest expense was due to increased in bank loans and related parties loans for working capital purposes.

INCOME/LOSS FROM OPERATIONS

The Company had experienced a loss from operations of $(489,413) in the year ended December 31, 2009, as compared to $(1,495,717) for the year ended December 31, 2008 , The improvement was attributable to an increase in gross profit from $ 253,966 to $ 867,663 from year ended December 31, 2008 to 2009 and a decrease in operating expenses from $ 1,749,683 to $ 1,357,076 for the same periods. The decrease in loss   mainly attributed to the performance of new marketing polices to increase revenue from license fees and a reduction of general and administrative   expenses from $ 1,378,286 to $ 891,327 from the year ended December 31, 2008 to the year ended December 31, 2009, which is partially offset by the increase in the selling expenses from 371,397 to 465,749 for the same period .

LIQUIDITY AND CAPITAL RESOURCES OF DECEMBER 31, 2009 AND 2008 AND FOR THE YEARS THEN ENDED

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

Cash flows used in investment activities were $(912,202) to $(554,304) for the years ended December 31, 2009 and December 2008, respectively. The increase was due primarily to the loans that we made to our non-consolidated subsidiary, Shaanxi Yellow-river Wetlands Park Co., Ltd. Loans to related parties increased from $228,513 as of December 31, 2008 to $1,111,566 as of December 31, 2009.

Net cash provided  by financing activities for the years ended December 31, 2009 and 2008 were $1,033,872 and $1,409,517 respectively.  The majority of the decrease was attributed to the  increase in our repayments of the loans from our affiliates in the current period. Instead, we borrowed $292,360 from a local bank, and we paid back this loan in January 2010. The loans from related parties were $15,095,908 as of December 31, 2009, as compared to $14,318,396 as of December 31, 2008.

GENERAL

Access to short and long term sources of cash is important to the continuation of our expending in our operations. Our ability to operate is limited by our financial capacity to obtain cash and additional lines of credit in the future.

Total assets for the periods ending 2009 and 2008 were $ 10,355,262 and $ 9,993,604 respectively.  Total current assets increased slightly for the same periods from $ 3,799,537 to $ 3,888,194 , which was primarily attributable to the increase of others receivabe , which increased from $ 3,494 at December 31, 2008 to $ 67,134 at December 31, 2009; and the increase in prepaid expense, mostly to purchase raw materials and packing materials ,  that increased from $138,398 to $506,992 for the same respective periods. The increase was partially offset by the decrease in inventory from $2,959,595 to $2,694,596 for the same period .

Property, plant and equipment declined from $ 4,728,891 at December 31, 2008 to $ 4,283,850 at December 31, 2009, due to a disposal of vehicles.  For the same respective periods long term investment increased slightly from $1,750,751 to $1,755,104 due to the changes in currency exchange rate. Current liabilities increased from December 31, 2008 to December 31, 2009 from $15,918,387 to $17, 126,095   we had bank loans of $292,517 at December 31, 2009.  Accounts payable were $856,270 at December 31, 2009 as compared to $844,240 at December 31, 2008. Amounts due to related parties were the most significant change of current liabilities increasing from $14,318,396 at December 31, 2008 to $15,095,908 at December 31, 2009, as we obtained more loans from related-parties. Taxes payables increased from $49,243 to $ 196,104 during the same periods.

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

Due to Related Parties

We currently have eighteen (18) outstanding loans from related parties in an aggregate amount of $ 15,095,908 and $ 14,318,396 as of December 31, 2009 and 2008, respectively.

The affiliates are directly or indirectly, beneficially and in the aggregate, majority-owned and controlled by directors and principal shareholders of the Company, as more fully disclosed in the Note 10 and Note 12 to our consolidated financial statements. The remaining eight related party loans are shareholders, and current or former officers and directors which are unsecured, demand notes, which are non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. We have not paid any interest on these loans. Imputed interest expense charged to operations was $ 833,911 and $ 765,057 for the years ended December 31, 2009 and 2008 , respectively.

For the Year Ended December 31, 2009

No.	Name of Related-party	Description	Balance @ 12/31/08	Effects of foreign currency translation	Payback in 2009	Additional borrowing in 2009	Balance @ 12/31/09	Highest Balance during 2009
1	Shaanxi Dukang Group Co., Ltd.	Affiliate	471,244	1,172	1,274,734	1,391,175	588,857	881,375
2	Shaanxi Zhongke Spaceflight Agriculture Development Stock Co., Ltd	Affiliate	33,512	31	-	-	33,543	33,543
3	Shaanxi Baishui Dukang Marketing Management Co. Ltd	Affiliate	1,179	3	104,868	116,553	12,867	27,508
4	Shaanxi Baishui Dukang Commercial and Trade Co. Ltd	Affiliate	72,853	180	2,290	1,463	72,206	74,496
5	Shaanxi Baishui Dukang Spirits Industry Development Co. Ltd	Affiliate	876,721	2,179	349,644	739,200	1,268,456	1,353,844
6	Shaanxi Changjiang Electric Power and Energy Sources Co. Ltd	Affiliate	291,792	725	292,517	-	-	292,517
7	Shaanxi Baishui Dukang Trade Co.ltd	Affiliate	-	-	193,849	355,923	162,074	328,935
8	Shaanxi Lantian Fuping Investment Co., Ltd.	Affiliate	-	-	-	292,517	292,517	292,517
9	Shaanxi Baishui Shiye Co., Ltd.	Affiliate	-	-	-	-	-	-
10	Shaanxi Changjiang Petrol Co., Ltd.	Affiliate	-	-	-	-	-	-
11	Mr. Hongjun Zhang	Shareholder	3,058,821	7,605	95,272	218,647	3,189,801	3,189,801
12	Mr. Guoqi Diao	Prior director of Xidenghui	392,107	975	-	-	393,082	393,082
13	Ms. Ping Li	Secretary of the Board	581,438	1,446	-	-	582,884	582,884
14	Mr. Pingjun Nie	Shareholder	4,380,268	10,891	-	-	4,391,159	4,391,159
15	Ms. Hong Ge	Prior director of Xidenghui	263,991	657	-	-	264,648	264,648
16	Mr.Hailong Tian	Prior director of Xidenghui	2,760,680	6,864	-	-	2,767,544	2,767,544
17	Ms. Ming Chen	Shareholder	355,761	884	90,680	30,342	296,307	296,307
18	Mr. Shengli Wang	Prior director of Xidenghui	778,029	1,934	-	-	779,963	779,963
Total			14,318,396	35,546	2,403,854	3,145,820	15,095,908	15,950,123

For the Year Ended December 31, 2008
No.	Name of Related-party	Description	Balance @ 12/31/07	Effects of foreign currency translation	Payback in 2008	Additional borrowing in 2008	Balance @ 12/31/08	Highest Balance during 2008
1	Shaanxi Dukang Group Co., Ltd.	Affiliate	-	-	-	471,244	471,277	471,244
2	Shaanxi Zhongke Spaceflight Agriculture Development Stock Co., Ltd	Affiliate	31,405	2,107	-	-	33,512	33,512
3	Shaanxi Baishui Dukang Marketing Management Co. Ltd	Affiliate	13,286	891	173,484	160,486	1,179	68,707
4	Shaanxi Baishui Dukang Commercial and Trade Co. Ltd	Affiliate	68,975	4,530	53,939	53,187	72,853	85,487
5	Shaanxi Baishui Dukang Spirits Industry Development Co. Ltd	Affiliate	444,148	29,802	703,726	1,106,497	876,721	1,054,845
6	Shaanxi Changjiang Electric Power and Energy Sources Co. Ltd	Affiliate	-	-	-	291,792	291,792	291,792
7	Shaanxi Baishui Dukang Trade Co.ltd	Affiliate	-	-	-	-	-	-
8	Shaanxi Lantian Fuping Investment Co., Ltd.	Affiliate	-	-	-	-	-	-
9	Shaanxi Baishui Shiye Co., Ltd.	Affiliate	-	-	-	-	-	-
10	Shaanxi Changjiang Petrol Co., Ltd.	Affiliate	-	-	-	-	-	-
11	Mr. Hongjun Zhang	Shareholder	2,742,484	184,014	10,863	143,185	3,058,821	3,058,821
12	Mr. Guoqi Diao	Prior director of Xidenghui	367,452	24,655		-	392,107	392,107
13	Ms. Ping Li	Secretary of the Board	544,878	36,560		-	581,438	581,438
14	Mr. Pingjun Nie	Shareholder	4,104,843	275,425		-	4,380,258	4,380,298
15	Ms. Hong Ge	Prior director of Xidenghui	247,392	16,599		-	253,991	253,991
16	Mr.Hailong Tian	Prior director of Xidenghui	2,587,092	173,588		-	2,760,680	2,760,680
17	Ms. Ming Chen	Shareholder	333,391	22,370		-	355,761	355,761
18	Mr. Shengli Wang	Prior director of Xidenghui	721,164	56,865		-	778,029	778,029
Total			12,206,510	827,506	942,012	3,145,820	14,318,396	14,576,682

The nature of the affiliation of each related party is as follows:

Affiliate 1 - The CEO of the Company is a director of Shaanxi Dukang Group Co., Ltd. and has significant influence on the operations therein.
Affiliate 2 - Shaanxi Zhongke Spaceflight Agriculture Development Stock Co., Ltd. is indirectly, majority owned and controlled by the Company’s sole director's siblings.
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

Due from Related Parties

The Company has related party receivables outstanding in the amount of $1,111,566 and $228,513 as of December 31, 2009 and 2008, respectively. The loans were issued to related parties to maintain business relationship for potential investment opportunities.  As of June 30, 2011, the advances have been returned to the Company

For the Year ended December 31, 2009

No.	Name of Related-party	Description	Balance @ 12/31/08	Effects of foreign currency translation	Additional Advance in 2009	Collection in 2009	Balance @ 12/31/09	Highest Balance during 2009
	Shaanxi Yellow-river Wetlands Park Co., Ltd.	Non-consolidated, 7.9% owned subsidiary	116,717	290	621,599	-	738,606	738,606
7	Shaanox Baishui Dukang Trading Co.	Affiliate	48,332	120	-	48,452	-	48,452
9	Shaanxi Gurong Agriculture Development Co., Ltd.	Affiliate	-	-	372,960	-	372,960	372,960
	Mr. Wang, Yong Sheng	CEO	41,580	104	-	41,684	-	41,684
	Ms. Nie, Fen Ying	Director	21,884	54	-	21,938	-	21,938
Total			228,513	568	994,559	112,074	1,111,566	1,223,640

For the Year ended December 31, 2008

No.	Name of Related-party	Description	Balance @ 12/31/07	Effects of foreign currency translation	Additional Advance in 2008	Collection in 2008	Balance @ 12/31/08	Highest Balance during 2008
	Shaanxi Yellow-river Wetlands Park Co., Ltd.	Non-consolidated, 7.9% owned subsidiary	-	-	116,717	-	116,717	116,717
9	Shaanxi Gurong Agriculture Development Co., Ltd.	Affiliate	-	-	-	-	-	-
7	Shaanox Baishui Dukang Trading Co.	Affiliate	7,214	-	52,060	10,942	48,332	48,332
10	Shaanix Mining New Energy Co., Ltd.	Affiliate	-	-	-	-	-	-
	Mr. Wang, Yong Sheng	CEO	-	-	41,580	-	41,580	41,580
	Ms. Nie, Fen Ying	Director	-	-	21,884	-	21,884	21,884
Total			7,214	-	232,241	10,942	228,513	228,513

The nature of the affiliation of each related party is as follows:

Affiliate 9 -The sole director of the Company is a director of Shaanxi Gurong Agriculture Development Co., Ltd., and has significant influence on the operations therein.
Affiliate 2 -This Company is indirectly, majority owned, and controlled by the Company's sole director's siblings.
Affiliate 7 - The CEO of the Company is the sole director of Shaanxi Baishui Shiye Co., Ltd. (f/k/a Shaanxi Baishui Dukang Trade Co., Ltd.) and has significant influence of the operations therein.
Affiliate 10 -The Company's sole director's spouse is a director of Shaanxi Mining New Energy Co., Ltd., and has significant influence on the operation therein.

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

Some finished goods will be stored for 3 years in total, initially through 2-year storage in wooden containers and then a 1-year jar storage. This storage process creates a chemical process for the stored wine that goes into flavor blending before packaging. After packaging, the products will also be stored for 3 months. We then conduct random inspection and testing before releasing the production run for the market.

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

Inventories consist of following:
	December 31,	December 31,
	2009	2008
Finished goods	$769,619	$1,131,381
Work-in-progress	1,789,276	1,564,281
Raw materials	51,910	95,218
Supplies and packing materials	83,971	168,715
Total	$2, 694 ,596	$2,959,595

SHAREHOLDERS’ EQUITY

Shareholders equity for the periods ending December 31, 2009 and December 31, 2008 were $(8,147,299) and $(6,760,586) respectively.  The increase in shareholders’ deficit was due to the loss in the year ended December 31, 2009 and 2008 .  The accumulated deficit was $(20,442,045) at December 31, 2009 as compared to $(19,120,989) at December 31, 2008. The shareholders’ deficit for China Du Kang was $(8,158,079) and $(6,760,586) for those same periods.

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

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue, and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements of China Du Kang Co., Ltd. are included in Part II, Item 15 of this Report

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheet at December 31, 2009 and 2008 (Restated)
Consolidate d Statements of Operations - for the years ended December 31, 2009 and 2008 (Restated)
Consolidated Statements of Cash Flows - for the years ended December 31, 2009 and 2008 (Restated)
Consolidated Statements of Stockholders’ Equity - for the years ended December 31, 2009 and 2008 (Restated)
Notes to Consolidated Financial Statements (Restated)

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

As of the end of the period covered by this Annual Report on Form 10-K, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are not effective which is identified as a material weakness in internal control as of December 31, 2009 due to the deficiencies described below:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that as of December 31, 2009, our internal control over financial reporting is not effective based on those criteria and due to the deficiencies described below.

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

Wang, Yongsheng, 36, CEO
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

Liu, Su Ying, 58, CFO
Ms. Liu passed the Adult Self-study Examination in Shaanxi from 1987 to 1990 major in Accounting.

Ms. Liu is a certified public account in the PRC, having passed her examination in 1990. Since that time she has been continuously engaged in various accounting positions. She became familiar with US GAAP while preparing reports for those companies, leading up to her selection as the Company’s CFO in 2008.

From 1990 to 1998 she was deputy section chief of accounting department of Shaanxi Wei Nan Textile Factory. From1999 to 2001 she worked in Shaanxi Hui Huang Construction and Building Material Company as manager of accounting department. In 2001, she was appointed as the CFO of Shaanxi Xidenghui Technology Co., Ltd and she is still the chairman till now. Since Feb. 18th, 2008 till now, she stared to be the CFO of China Dukang Co., Ltd.

Nie, Fen Ying, 42, Director
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

Summary Compensation Table

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)

Wang,	2009	$3,026	0	0	0	0	0	0	$3,026
Yongsheng	2008	$3,026	0	0	0	0	0	0	$3,026
CEO	2007	$3,474	0	0	0	0	0	0	$3,474

Liu, Su Ying	2009	$3,550	0	0	0	0	0	0	$3,550
CFO	2008	$3,550	0	0	0	0	0	0	$3,550
	2007	$3,250	0	0	0	0	0	0	$3,250

Ni, Fen Ying	2009	$3,447	0	0	0	0	0	0	$3,447
Director	2008	$3,447	0	0	0	0	0	0	$3,447
	2007	$3,150	0	0	0	0	0	0	$3,150

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

Changes in Control

None.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

The following table contains certain information as of December 31, 2009 as to the number of shares of Common Stock beneficially owned by (i) each person known by the Company to own beneficially more than 5% of the Company ’s Common Stock, (ii) each person who is a Director of the Company , (iii) all persons as a group who are Directors and Officers of the Company , and as to the percentage of the outstanding shares held by them on such dates and as adjusted to give effect to this Offering.

Principal Shareholders

The following table contains certain information as of December 21, 2009 as to the number of shares of Common Stock beneficially owned by (i) each person known by the Company to own beneficially more than 5% of the Company ’s Common Stock, (ii) each person who is a Director of the Company , (iii) all persons as a group who are Directors and Officers of the Company , and as to the percentage of the outstanding shares held by them on such dates and as adjusted to give effect to this Offering.

Name and Position	Shares	Percentage

Wang, Yongsheng CEO, Director	9,030,000	9.052%

Liu, Su Ying Chief Financial Officer Director	0	0%

Nie, Fen Ying Director	4,000,000	4.01%

Deng Guo Gang	8,800,000	8.822%

Totals	13,030,000	13.062%

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

NAME	AGE	TITLE	DATE OF APPOINTMENT	PERCENT OF TIME DEVOTED
Wang, Yongsheng	36	CEO	January 5, 2008	100%
Liu, Su Ying	58	Chief Financial Officer	January 5, 2008	100%
Nie, Fen Ying	43	Director	January 5, 2008	100%

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

Related party loans payables transactions are as follows:

For the Year Ended December 31, 2009
No.	Name of Related-party	Description	Balance @ 12/31/08	Effects of foreign currency translation	Payback in 2009	Additional borrowing in 2009	Balance @ 12/31/09	Highest Balance during 2009
1	Shaanxi Dukang Group Co., Ltd.	Affiliate	471,244	1,172	1,274,734	1,391,175	588,857	881,375
2	Shaanxi Zhongke Spaceflight Agriculture Development Stock Co., Ltd	Affiliate	33,512	31	-	-	33,543	33,543
3	Shaanxi Baishui Dukang Marketing Management Co. Ltd	Affiliate	1,179	3	104,868	116,553	12,867	27,508
4	Shaanxi Baishui Dukang Commercial and Trade Co. Ltd	Affiliate	72,853	180	2,290	1,463	72,206	74,496
5	Shaanxi Baishui Dukang Spirits Industry Development Co. Ltd	Affiliate	876,721	2,179	349,644	739,200	1,268,456	1,353,844
6	Shaanxi Changjiang Electric Power and Energy Sources Co. Ltd	Affiliate	291,792	725	292,517	-	-	292,517
7	Shaanxi Baishui Dukang Trade Co.ltd	Affiliate	-	-	193,849	355,923	162,074	328,935
8	Shaanxi Lantian Fuping Investment Co., Ltd.	Affiliate	-	-	-	292,517	292,517	292,517
9	Shaanxi Baishui Shiye Co., Ltd.	Affiliate	-	-	-	-	-	-
10	Shaanxi Changjiang Petrol Co., Ltd.	Affiliate	-	-	-	-	-	-
11	Mr. Hongjun Zhang	Shareholder	3,058,821	7,605	95,272	218,647	3,189,801	3,189,801
12	Mr. Guoqi Diao	Prior director of Xidenghui	392,107	975	-	-	393,082	393,082
13	Ms. Ping Li	Secretary of the Board	581,438	1,446	-	-	582,884	582,884
14	Mr. Pingjun Nie	Shareholder	4,380,268	10,891	-	-	4,391,159	4,391,159
15	Ms. Hong Ge	Prior director of Xidenghui	263,991	657	-	-	264,648	264,648
16	Mr.Hailong Tian	Prior director of Xidenghui	2,760,680	6,864	-	-	2,767,544	2,767,544
17	Ms. Ming Chen	Shareholder	355,761	884	90,680	30,342	296,307	296,307
18	Mr. Shengli Wang	Prior director of Xidenghui	778,029	1,934	-	-	779,963	779,963
Total			14,318,396	35,546	2,403,854	3,145,820	15,095,908	15,950,123

For the Year Ended December 31, 2008
No.	Name of Related-party	Description	Balance @ 12/31/07	Effects of foreign currency translation	Payback in 2008	Additional borrowing in 2008	Balance @ 12/31/08	Highest Balance during 2008
1	Shaanxi Dukang Group Co., Ltd.	Affiliate	-	-	-	471,244	471,277	471,244
2	Shaanxi Zhongke Spaceflight Agriculture Development Stock Co., Ltd	Affiliate	31,405	2,107	-	-	33,512	33,512
3	Shaanxi Baishui Dukang Marketing Management Co. Ltd	Affiliate	13,286	891	173,484	160,486	1,179	68,707
4	Shaanxi Baishui Dukang Commercial and Trade Co. Ltd	Affiliate	68,975	4,530	53,939	53,187	72,853	85,487
5	Shaanxi Baishui Dukang Spirits Industry Development Co. Ltd	Affiliate	444,148	29,802	703,726	1,106,497	876,721	1,054,845
6	Shaanxi Changjiang Electric Power and Energy Sources Co. Ltd	Affiliate	-	-	-	291,792	291,792	291,792
7	Shaanxi Baishui Dukang Trade Co.ltd	Affiliate	-	-	-	-	-	-
8	Shaanxi Lantian Fuping Investment Co., Ltd.	Affiliate	-	-	-	-	-	-
9	Shaanxi Baishui Shiye Co., Ltd.	Affiliate	-	-	-	-	-	-
10	Shaanxi Changjiang Petrol Co., Ltd.	Affiliate	-	-	-	-	-	-
11	Mr. Hongjun Zhang	Shareholder	2,742,484	184,014	10,863	143,185	3,058,821	3,058,821
12	Mr. Guoqi Diao	Prior director of Xidenghui	367,452	24,655		-	392,107	392,107
13	Ms. Ping Li	Secretary of the Board	544,878	36,560		-	581,438	581,438
14	Mr. Pingjun Nie	Shareholder	4,104,843	275,425		-	4,380,258	4,380,298
15	Ms. Hong Ge	Prior director of Xidenghui	247,392	16,599		-	253,991	253,991
16	Mr.Hailong Tian	Prior director of Xidenghui	2,587,092	173,588		-	2,760,680	2,760,680
17	Ms. Ming Chen	Shareholder	333,391	22,370		-	355,761	355,761
18	Mr. Shengli Wang	Prior director of Xidenghui	721,164	56,865		-	778,029	778,029
Total			12,206,510	827,506	942,012	2,226,392	14,318,396	14,576,682

The nature of the affiliation of each related party is as follows:

Affiliate 1 - The CEO of the Company is a director of Shaanxi Dukang Group Co., Ltd. and has significant influence on the operations therein.
Affiliate 2 - Shaanxi Zhongke Spaceflight Agriculture Development Stock Co., Ltd. is indirectly, majority owned and controlled by the Company’s sole director's siblings.
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

Due from Related Parties

The Company has related party receivables outstanding in the amount of $1,111,566 and $228,513 as of December 31, 2009 and 2008, respectively. The loans were issued to related parties to maintain business relationship for potential investment opportunities.  As of June 30, 2011, the advances have been returned to the Company

For the Year ended December 31, 2009

No.	Name of Related-party	Description	Balance @ 12/31/08	Effects of foreign currency translation	Additional Advance in 2009	Collection in 2009	Balance @ 12/31/09	Highest Balance during 2009
	Shaanxi Yellow-river Wetlands Park Co., Ltd.	Non-consolidated, 7.9% owned subsidiary	116,717	290	621,599	-	738,606	738,606
7	Shaanox Baishui Dukang Trading Co.	Affiliate	48,332	120	-	48,452	-	48,452
9	Shaanxi Gurong Agriculture Development Co., Ltd.	Affiliate	-	-	372,960	-	372,960	372,960
	Mr. Wang, Yong Sheng	CEO	41,580	104	-	41,684	-	41,684
	Ms. Nie, Fen Ying	Director	21,884	54	-	21,938	-	21,938
Total			228,513	568	994,559	112,074	1,111,566	1,223,640

For the Year ended December 31, 2008

No.	Name of Related-party	Description	Balance @ 12/31/07	Effects of foreign currency translation	Additional Advance in 2008	Collection in 2008	Balance @ 12/31/08	Highest Balance during 2008
	Shaanxi Yellow-river Wetlands Park Co., Ltd.	Non-consolidated, 7.9% owned subsidiary	-	-	116,717	-	116,717	116,717
9	Shaanxi Gurong Agriculture Development Co., Ltd.	Affiliate	-	-	-	-	-	-
7	Shaanox Baishui Dukang Trading Co.	Affiliate	7,214	-	52,060	10,942	48,332	48,332
10	Shaanix Mining New Energy Co., Ltd.	Affiliate	-	-	-	-	-	-
	Mr. Wang, Yong Sheng	CEO	-	-	41,580	-	41,580	41,580
	Ms. Nie, Fen Ying	Director	-	-	21,884	-	21,884	21,884
Total			7,214	-	232,241	10,942	228,513	228,513

The nature of the affiliation of each related party is as follows:

Affiliate 9 -The sole director of the Company is a director of Shaanxi Gurong Agriculture Development Co., Ltd., and has significant influence on the operations therein.
Affiliate 2 -This Company is indirectly, majority owned, and controlled by the Company's sole director's siblings.
Affiliate 7 - The CEO of the Company is the sole director of Shaanxi Baishui Shiye Co., Ltd. (f/k/a Shaanxi Baishui Dukang Trade Co., Ltd.) and has significant influence of the operations therein.
Affiliate 10 -The Company's sole director's spouse is a director of Shaanxi Mining New Energy Co., Ltd., and has significant influence on the operation therein.

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

		For the Year Ended
		December 31,
Name of Related-party	Description	2009	2008

Shaanxi Dukang Group Co., Ltd.	Affiliate 1	$594,731	$252,813
Shaanxi Baishui Dukang Marketing Management Co., Ltd.	Affiliate 3	72,149	117,370
Shaanxi Baishui Dukang Commercial and Trade Co., Ltd.	Affiliate 4	1,538	44,608
Shaanxi Baishui Dukang Spirits Industry Development Co., Ltd.	Affiliate 5	129,866	321,127
Shaanxi Baishui Shiye Co., Ltd. (F/K/A Shaanxi Baishui Dukang Trade Co., Ltd.)	Affiliate 6	98,772	118,797
Total		$897,056	$854,715

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

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)   Financial Statements

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

/s/Keith K. Zhen, CPA
Keith K. Zhen, CPA
Brooklyn, New York
April 14, 2010 (Except for Note 1, August 9, 2011)

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS
(Restated)

	December 31,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$619,472	$698,050
Others receivable	67,134	3,494
Prepaid expenses (Note 6)	506,992	138,398
Inventories (Note 7)	2,694,596	2,959,595
Total current assets	3,888,194	3,799,537

Property, Plant and Equipment, net (Note 8)	4,283,850	4,728,891
Intangible assets, net (Note 9)	66,456	76,083
Long-term investment	1,755,104	1,750,751

Total Assets	$9,993,604	$10,355,262

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Bank loans (Note 14)	$292,517	$-
Accounts payable	856,270	844,240
Accrued expenses (Note 11)	92,546	96,627
Others payable	56,711	28,200
Taxes payable	196,104	49,243
Deferred revenue	329,092	395,426
Due to related parties (Note 12)	15,095,908	14,318,396
Employee security deposit	77,225	78,786
Lease liability-current	129,722	107,469
Total Current Liabilities	17,126,095	15,918,387

Long-term Liabilities:
Lease liability-long-term	1,025,588	1,152,445
Total Long-term Liabilities	1,025,588	1,152,445
Total Liabilities	18,151,683	17,070,832

Commitments and Contingencies (Note 19)	-	-

Shareholders' Equity:
China Du Kang Co., Ltd. Shareholders' Equity
Preferred stock, par value $0.001, 5,000,000 shares authorized;
none issued and outstanding as of no shares issued and outstanding as of
December 31, 2009 and 2008	-	-
Common stock, par value $0.001, 250,000,000 shares authorized;
100,113,791 shares issued and outstanding as of
86,000,000 shares issued and outstanding as of September 30, 2008 December 31, 2009 and 2008	100,114	100,114
Additional paid-in capital	13,749,971	12,916,060
Accumulated deficit	(20,442,045)	(19,120,989)
Accumulated other comprehensive income	(443,773)	(427,258)
Due from related parties (Note 10)	(1,111,566)	(228,513)
Total China Du Kang Co., Ltd. Shareholders' equity (deficit)	(8,147,299)	(6,760,586)
Noncontrolling Interest	(10,780)	45,016
Total Equity (Deficit)	(8,158,079)	(6,715,570)
Total Liabilities and Equity (Deficit)	$9,993,604	$10,355,262

See Notes to Consolidated Financial Statements

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Restated)

	For the Year Ended December 31,
	2009	2008
Revenues
Sales of Liquor	$1,059,694	$953,751
License Fees	927,965	189,444
Gross Profit	1,987,659	1,143,195

Costs of Revenues
Costs of Liquor Sold	1,119,996	889,229
Costs of Franchise Fees	-	-
Total Costs of Sales	1,119,996	889,229

Gross Profit	867,663	253,966

Operating Expenses
Selling Expenses
Adverting expenses	135,966	136,006
Package design	17,039	73,252
Promotion expenses	256,417	120,592
Travel and entertainment	56,327	41,547
Total Selling Expenses	465,749	371,397

General and administrative expenses
Payroll	266,278	248,828
Employee benefit and pension	19,846	15,510
Depreciation and amortization expenses	151,244	152,953
Professional fees and consultancy fees	60,565	388,645
Office expenses	83,332	222,774
Vehicle expenses	30,168	42,034
Loss on physical inventory count	121,595	67,673
Travel and entertainment	145,908	224,041
Other general and administrative expenses	12,391	15,828
Total General and Administrative Expenses	891,327	1,378,286

Total Operating Expenses	1,357,076	1,749,683

Income (Loss) from Operation	(489,413)	(1,495,717)

Other Income (Expenses)
Interest income	1,485	3,000
Interest expenses	(18,780)	-
Imputed interest	(833,911)	(765,057)
Charity donation	(1,535)	(15,296)
Governmental subsidy	73,090	-
Other income (expense)	1,433	(1,284)
Total other income (expenses)	(778,218)	(778,637)

Income (Loss) before Provision for Income Tax	(1,267,631)	(2,274,354)

Provision for Income Tax	(109,302)	-

Net Income (Loss)	(1,376,933)	(2,274,354)

Less: Net income attributable to noncontrolling interest	55,877	87,257

Net Income (Loss) attributable to
China Du Kang Co., Ltd.	$(1,321,056)	$(2,187,097)

Basic and Fully Diluted Earnings per Share	$(0.01)	$(0.02)

Weighted average shares outstanding	100,113,791	98,730,800

See Notes to Consolidated Financial Statements

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2009 AND 2008
(Restated)

	China Du Kang Co., Ltd. Shareholders
					Accumulated
	Common Stock		Additional		Other	Due from	Total
	$0.001 Par Value		Paid-in	Accumulated	Comprehensive	Related	Shareholders'	Noncontrolling	Comprehensive	Total
	Shares	Amount	Capital	Deficit	Income	Parties	Equity	Interest	Income	Equity
Balances at
December 31, 2007	88,000,000	$88,000	$12,163,117	$(16,933,892)	$(84,942)	$(7,214)	$(4,774,931)	$125,246		$(4,649,685)

Reverse merger adjustment*	12,113,791	12,114	(12,114)	-	-		-	-		-

Proceeds from additional paid-in capital
contribution-Merit	-	-	136,722	-	-		136,722	-		136,722

Cash used for Merit to
acquire Huitong	-	-	(136,722)	-	-		(136,722)	-		(136,722)

Imputed interest allocated	-	-	765,057	-	-	-	765,057	-		765,057

Comprehensive income
Net income	-	-	-	(2,187,097)	-		(2,187,097)	(87,257)	$(2,274,354)	(2,274,354)
Other comprehensive income, net of tax:
Effects of foreign currency conversion	-	-	-	-	(342,316)		(342,316)	7,027	(335,289)	(335,289)
Total comprehensive income									$(2,609,643)

Due from related parties	-	-	-	-	-	(221,299)	(221,299)	-		(221,299)
Balances at
December 31, 2008	100,113,791	$100,114	$12,916,060	$(19,120,989)	$(427,258)	$(228,513)	$(6,760,586)	$45,016		$(6,715,570)

Imputed interest allocated	-	-	833,911	-	-	-	833,911	-		833,911

Comprehensive income
Net income	-	-	-	(1,321,056)	-	-	(1,321,056)	(55,877)	$(1,376,933)	(1,376,933)
Other comprehensive income, net of tax:
Effects of foreign currency conversion	-	-	-	-	(16,515)	-	(16,515)	81	(16,434)	(16,434)
Total comprehensive income									$(1,393,367)

Due from related parties	-	-	-	-	-	(883,053)	(883,053)	-		(883,053)
Balances at
December 31, 2009	100,113,791	$100,114	$13,749,971	$(20,442,045)	$(443,773)	$(1,111,566)	$(8,147,299)	$(10,780)		$(8,158,079)

* The reverse merger adjustment represents the recording of the minority shareholders’ shares outstanding at the time of the reverse merger.

See Notes to Financial Statements

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Restated)

	For the Year Ended
	December 31,
	2009	2008

Net income	$(1,376,933)	$(2,274,354)
Other comprehensive income, net of tax:
Effects of foreign currency conversion	(16,434)	(335,289)
Total other comprehensive, net of tax	(16,434)	(335,289)
Comprehensive income	(1,393,367)	(2,609,643)
Comprehensive income attributable to
the noncontrolling interest	55,796	80,230
Comprehensive income attributable to
China Du Kang Co., Ltd.	$(1,337,571)	$(2,529,413)

See Notes to Financial Statements

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Restated)

	For the Year Ended
	December 31,
	2009	2008
Cash Flows from Operating Activities

Net income (loss) including noncontrolling interest	$(1,376,933)	$(2,274,354)
Adjustments to reconcile net income (loss)
including noncontrolling interest to net cash
provided (used) by operating activities:
Imputed interest	833,911	765,057
Depreciation	368,554	358,327
Amortization	9,810	9,639
Changes in operating assets and liabilities:
(Increase)/Decrease in others payable	(63,597)	5,225
(Increase)/Decrease in prepaid expenses	(368,052)	516,860
(Increase)/Decrease in inventories	272,211	(531,695)
Increase/(Decrease) in accounts payable	9,926	(221,103)
Increase/(Decrease) in accrued expenses	(4,319)	12,254
Increase/(Decrease) in other payable	28,426	1,244
Increase/(Decrease) in taxes payable	146,660	4,143
Increase/(Decrease) in deferred revenue	(67,281)	389,289
Increase/(Decrease) in employee security deposit	(1,756)	77,563
Increase/(Decrease) in lease liability	(107,679)	(137,209)
Net cash (used) by operating activities	(320,119)	(1,024,760)

Cash Flows from Investing Activities

Cash used to acquire Huitong	-	(136,722)
Purchase of fixed assets	(107,641)	(200,195)
Proceeds from disposal of fixed assets	77,449	-
Advances to related parties	(994,084)	(228,330)
Collections of advances to related parties	112,074	10,942
Net cash (used) by investing activities	(912,202)	(554,305)

Cash Flows from Financing Activities

Bank loans	292,360	-
Proceeds from capital contribution	-	136,722
Proceeds from related parties	3,145,366	2,214,807
Repayments to related parties	(2,403,854)	(942,012)
Net cash provided by financing activities	1,033,872	1,409,517

Increase (decrease) in cash	(198,449)	(169,548)
Effects of exchange rates on cash	119,871	129,780
Cash at beginning of period	698,050	737,818
Cash at end of period	$619,472	$698,050

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$18,780	$-
Income taxes	$-	$-

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

Restatement to imputed interest

The Company has taken loans from the related parties to finance its operation due to lack of cash resources. We did not record imputed interest for these loans in our previously issued reports. We now have concluded that we should present the imputed interest expense in our financial statements. The interest rate used in the calculation of imputed interest for the year ended December 31, 2009 and 2008 was 5.753% and 5.753%, respectively, which approximates the interest rate of our bank loans.

Restatement to depreciation of capital lease

In the previously issued report, we depreciated a capital lease in a 50-year period, which approximates the beneficial period of the land use right of the land the capital leased assets attached. We now have conclude that the capital lease should be depreciated over the lease duration, a 30-year period.

Restatement to due from related parties

We presented due from related parties in the asset in our previously issued reports. We now have concluded that we should present due from related parties in the equity as an offset to the shareholders' equity.

Restatement to noncontrolling interest in the cash flows

In the previously issued reports, we presented the noncontrolling interest (minority interest) as a separate line item in the cash flows from operating activities. We now have concluded that we should present the noncontrolling interest (minority interest) included into the line item "Net income (loss) including noncontrolling interest".

Restatement to cash flows from due to/from related parties

In the previously issued reports, we net the cash flows from investing activities the amounts of cash loaned to related parties and the cash received in repayment of the loans; and net the cash flows from financing activities the amounts of cash proceeds from related party borrowings and the cash repayments of related party borrowings. We now have concluded that we should present as investing activities the amounts of cash loaned to related parties separately from the cash received in repayment of loans; and present as financing activities the amounts of cash proceeds from related party borrowings separately from cash repayments of related party borrowings.

Restatement to condensed parent company financial statements

We did not present the condensed parent company financial information in our previously issued reports.  We now have concluded that we should present the condensed parent company financial statements in accordance with Rule 12-04, Schedule I of Regulation S-X.

These adjustments had effects in the consolidated balance sheets as of December 31, 2009 and 2008, and the consolidated statements of operations, the consolidated statements of changes in shareholders' equity (deficit), and the consolidated statements of cash flows in the year ended December 31, 2009 and 2008, and the notes to these consolidated financial statements, as more fully disclosed in the following.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1-	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

The following tables present the impact of the adjustments and restatements on a condensed basis:

	Amount Previously
	Reported	As Adjusted

Consolidated balance sheet as of December 31, 2009

Other current assets	$3,888,194	$3,888,194
Due from related parties	1,111,566	-
Property, Plant and Equipment, net	4,631,698	4,283,850
Intangible assets, net	66,456	66,456
Long-term investment	1,755,104	1,755,104
Other current liabilities	16,800,269	16,800,269
Taxes payable	198,965	196,104
Lease liability-current	129,722	129,722
Lease liability-long-term	1,025,588	1,025,588
Common stock	100,114	100,114
Additional paid-in capital	10,671,262	13,749,971
Accumulated deficit	(17,078,877)	(20,442,045)
Accumulated other comprehensive income	(421,776)	(443,773)
Due from related parties	-	(1,111,566)
Noncontrolling Interest	$27,751	$(10,780)

Consolidated balance Sheet as of December 31, 2008

Other current assets	$3,799,537	$3,799,537
Due from related parties	228,513	-
Property, Plant and Equipment, net	5,047,159	4,728,891
Intangible assets, net	76,083	76,083
Long-term investment	1,750,751	1,750,751
Other current liabilities	15,761,675	15,761,675
Taxes payable	49,243	49,243
Lease liability-current	107,469	107,469
Lease liability-long-term	1,152,445	1,152,445
Common stock	100,114	100,114
Additional paid-in capital	10,671,262	12,916,060
Accumulated deficit	(16,618,614)	(19,120,989)
Accumulated other comprehensive income	(405,969)	(427,258)
Due from related parties	-	(228,513)
Noncontrolling Interest	$84,418	$45,016

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1-	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

	Amount Previously
	Reported	As Adjusted

Consolidated statement of operations for the fiscal year ended December 31, 2009

Revenue	$1,987,659	$1,987,659
Costs of revenue	1,091,224	1,119,996
Gross Profit	896,435	867,663
Operating Expenses
Selling expenses	465,749	465,749
General and administrative expenses	891,327	891,327
Total Operating Expenses	1,357,076	1,357,076
Income (Loss) from Operation	(460,641)	(489,413)
Other Income (Expenses)
Imputed interest	-	(833,911)
Other income (expenses)	55,693	55,693
Total Other Income (Expenses)	55,693	(778,218)
Income (Loss) before Provision for Income Tax	(404,948)	(1,267,631)
Provision for Income Tax	(112,161)	(109,302)
Net Income (Loss)	(517,109)	(1,376,933)
Less: Net income attributable to noncontrolling interest	56,846	55,877
Net Income (Loss) attributable to
China Du Kang Co., Ltd.	(460,263)	(1,321,056)
Other Comprehensive Income
Effects of Foreign Currency Conversion	(15,807)	(16,515)
Comprehensive Income (Loss)	$(476,070)	$(1,337,571)

Consolidated statement of operations for the fiscal year ended December 31, 2008

Revenue	$1,143,195	$1,143,195
Costs of revenue	860,959	889,229
Gross Profit	282,236	253,966
Operating Expenses
Selling expenses	371,397	371,397
General and administrative expenses	1,378,286	1,378,286
Total Operating Expenses	1,749,683	1,749,683
Income (Loss) from Operation	(1,467,447)	(1,495,717)
Other Income (Expenses)
Imputed interest	-	(765,057)
Other income (expenses)	(13,580)	(13,580)
Total Other Income (Expenses)	(13,580)	(778,637)
Income (Loss) before Provision for Income Tax	(1,481,027)	(2,274,354)
Provision for Income Tax	-	-
Net Income (Loss)	(1,481,027)	(2,274,354)
Less: Net income attributable to noncontrolling interest	79,212	87,257
Net Income (Loss) attributable to
China Du Kang Co., Ltd.	$(1,401,815)	$(2,187,097)
Other Comprehensive Income
Effects of Foreign Currency Conversion	(325,755)	(342,316)
Comprehensive Income (Loss)	$(1,727,570)	$(2,529,413)

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

Consolidated statement of changes in shareholders' equity (deficiency) for the fiscal year ended December 31, 2009 and 2008--previously reported

					Accumulated
	Common Stock		Additional		Other	Due from		Total
	$0.001 Par Value		Paid-in	Accumulated	Comprehensive	Related	Noncontrolling	Shareholders'	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Parties	Interest	Equity	Income
Balances at
December 31, 2007	88,000,000	$88,000	$10,683,376	$(15,216,799)	$(80,214)	$-	$154,512	$(4,371,125)

Reverse merger adjustment*	12,113,791	12,114	(12,114)	-	-	-	-	-

Proceeds from additional paid-in capital
contribution-Merit	-	-	136,722	-	-	-	-	136,722

Cash used for Merit to
acquire Huitong	-	-	(136,722)	-	-	-	-	(136,722)

Comprehensive income
Net income	-	-	-	(1,401,815)	-	-	(79,212)	(1,481,027)	$(1,481,027)
Other comprehensive income, net of tax:
Effects of foreign currency conversion	-	-	-	-	(325,755)	-	9,118	(316,637)	(316,637)
Total other comprehensive income									(316,637)
Total comprehensive income									$(1,797,664)

Balances at
December 31, 2008	100,113,791	$100,114	$10,671,262	$(16,618,614)	$(405,969)	$-	$84,418	$(6,168,789)

Comprehensive income
Net income	-	-	-	(460,263)	-	-	(56,846)	(517,109)	$(517,109)
Other comprehensive income, net of tax:
Effects of foreign currency conversion	-	-	-	-	(15,807)	-	179	(15,628)	(15,628)
Total other comprehensive income									(15,628)
Total comprehensive income									$(532,737)

Balances at
December 31, 2009	100,113,791	$100,114	$10,671,262	$(17,078,877)	$(421,776)	$-	$27,751	$(6,701,526)

Consolidated statement of changes in shareholders' equity (deficiency) for the fiscal year ended December 31, 2009 and 2008--as adjusted

	China Du Kang Co., Ltd. Shareholders
					Accumulated
	Common Stock		Additional		Other	Due from	Total
	$0.001 Par Value		Paid-in	Accumulated	Comprehensive	Related	Shareholders'	Noncontrolling	Comprehensive	Total
	Shares	Amount	Capital	Deficit	Income	Parties	Equity	Interest	Income	Equity
Balances at
December 31, 2007	88,000,000	$88,000	$12,163,117	$(16,933,892)	$(84,942)	$(7,214)	$(4,774,931)	$125,246		$(4,649,685)

Reverse merger adjustment*	12,113,791	12,114	(12,114)	-	-		-	-		-

Proceeds from additional paid-in capital
contribution-Merit	-	-	136,722	-	-		136,722	-		136,722

Cash used for Merit to
acquire Huitong	-	-	(136,722)	-	-		(136,722)	-		(136,722)

Imputed interest allocated	-	-	765,057	-	-	-	765,057	-		765,057

Comprehensive income
Net income	-	-	-	(2,187,097)	-		(2,187,097)	(87,257)	$(2,274,354)	(2,274,354)
Other comprehensive income, net of tax:
Effects of foreign currency conversion	-	-	-	-	(342,316)		(342,316)	7,027	(335,289)	(335,289)
Total comprehensive income									$(2,609,643)

Due from related parties	-	-	-	-	-	(221,299)	(221,299)	-		(221,299)
Balances at
December 31, 2008	100,113,791	$100,114	$12,916,060	$(19,120,989)	$(427,258)	$(228,513)	$(6,760,586)	$45,016		$(6,715,570)

Imputed interest allocated	-	-	833,911	-	-	-	833,911	-		833,911

Comprehensive income
Net income	-	-	-	(1,321,056)	-	-	(1,321,056)	(55,877)	$(1,376,933)	(1,376,933)
Other comprehensive income, net of tax:
Effects of foreign currency conversion	-	-	-	-	(16,515)	-	(16,515)	81	(16,434)	(16,434)
Total comprehensive income									$(1,393,367)
	-	-	-	-	-	(883,053)	(883,053)	-		(883,053)
Balances at
December 31, 2009	100,113,791	$100,114	$13,749,971	$(20,442,045)	$(443,773)	$(1,111,566)	$(8,147,299)	$(10,780)		$(8,158,079)

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1-	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

	Amount Previously
	Reported	As Adjusted

Consolidated statement of cash flows for the fiscal year ended December 31, 2009

Cash Flows from Operating Activities

Net income (loss) including noncontrolling interest	$(460,263)	$(1,376,933)
Adjustments to reconcile net income (loss)
including noncontrolling interest to net cash
provided (used) by operating activities:
Minority interest	(56,846)	-
Imputed interest	-	833,911
Depreciation	339,782	368,554
Amortization	9,810	9,810
Changes in operating assets and liabilities:
(Increase)/Decrease in assets	(159,438)	(159,438)
Increase/(Decrease) in other liabilities	(142,683)	(142,683)
Increase/(Decrease) in taxes payable	149,519	146,660
Net cash provided (used) by operating activities	(320,119)	(320,119)

Cash Flows from Investing Activities

Purchase of fixed assets	(107,641)	(107,641)
Proceeds from disposal of fixed assets	-	77,449
Advances to related parties	(668,432)	(994,084)
Collections of advances to related parties	-	112,074
Net cash (used) by investing activities	(776,073)	(912,202)

Cash Flows from Financing Activities

Bank loans	292,360	292,360
Proceeds from related parties	741,512	3,145,366
Repayments to related parties	-	(2,403,854)
Net cash provided (used) by financing activities	1,033,872	1,033,872

Increase (decrease) in cash	(62,320)	(198,449)
Effects of exchange rates on cash	(16,258)	119,871
Cash at beginning of period	698,050	698,050
Cash at end of period	$619,472	$619,472

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$18,780	$18,780
Income taxes	$-	$-

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1-	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

Consolidated statement of cash flows for the fiscal year ended  December 31, 2008

	Amount Previously
	Reported	As Adjusted

Cash Flows from Operating Activities

Net income (loss) including noncontrolling interest	$(1,401,815)	$(2,274,354)
Adjustments to reconcile net income (loss)
including noncontrolling interest to net cash
provided (used) by operating activities:
Minority interest	(79,212)	-
Imputed interest	-	765,057
Depreciation	330,057	358,327
Amortization	9,639	9,639
Changes in operating assets and liabilities:
(Increase)/Decrease in assets	(9,610)	(9,610)
Increase/(Decrease) in other liabilities	126,181	126,181
Net cash provided (used) by operating activities	(1,024,760)	(1,024,760)

Cash Flows from Investing Activities

Cash used to acquire Huitong	(136,722)	(136,722)
Purchase of fixed assets	(200,195)	(200,195)
Advances to related parties	(217,388)	(228,330)
Collections of advances to related parties	-	10,942
Net cash (used) by investing activities	(554,305)	(554,305)

Cash Flows from Financing Activities

Proceeds from capital contribution	136,722	136,722
Proceeds from related parties	-	2,214,807
Repayments to related parties	1,272,795	(942,012)
Net cash provided (used) by financing activities	1,409,517	1,409,517

Increase (decrease) in cash	(169,548)	(169,548)
Effects of exchange rates on cash	129,780	129,780
Cash at beginning of period	737,818	737,818
Cash at end of period	$698,050	$698,050

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$-	$-
Income taxes	$-	$-

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2-	ORGANIZATION AND BUSINESS BACKGROUND

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

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $ 20,442,045 at December 31, 2009 that includes losses of $ 1,376,933 and $ 2,274,354 for the year ended December 31, 2009 and 2008, respectively.   In addition, The Company had a working capital deficiency of $ 13,237,901 and a shareholders' deficiency of $ 8,158,079 at December 31, 2009.  These factors raise substantial doubt about its ability to continue as a going concern.

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

The Company relied heavily for its financing needs on its affiliates, shareholders/directors as more fully disclosed in Note 12 .

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

Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the statement of changes in owners’ equity and amounted to $ (443,773) and $ (427,258) as of December 31, 2009 and 2008, respectively.  The balance sheet amounts with the exception of equity at December 31, 2009 were translated at 6.837 RMB to $1.00 USD as compared to 6.854 RMB at December 31, 2008. The equity accounts were stated at their historical rate.  The average translation rates applied to income statement accounts for the years ended December 31, 2009 and 2008 were 6.841 RMB and 6.962 RMB, respectively.

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

Advertising Costs

Advertising costs are expensed as incurred. The advertising costs were $ 135,966 , and $ 136,006 for the years ended December 31, 2009 and 2008, respectively.

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

Imputed Interest

The Company has financed it business operation through short-term borrowings from various related parties. These short-term borrowings are non-secured, non-interest bearing with no fixed repayment date. The imputed interests are assessed as an expense to the business operation and an addition to the paid-in capital. The calculation is performed quarterly  based on the average outstanding balance and the market interest rate. The interest rate used in the calculation of imputed interest for the year ended December 31, 2009 and 2008 was 5.753% and 5.753%, respectively, which approximates the interest rate of our bank loans.

Pension and Employee Benefits

Full time employees of the PRC entities participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Company to accrue for these benefits based on certain percentages of the employees' salaries. The Management believes full time employees who have passed the probation period are entitled to such benefits.  The total provisions for such employee benefits was $ 19,846 and $ 15,510 for the year ended December 31, 2009 and 2008, respectively.

Government Subsidies

The Company records government grants as current liabilities upon reception.   A government subsidy revenue is recognized only when there is reasonable assurance that the Company has complied with all conditions attached to the grant.  The Company recognized government subsidy of $ 73,050 and $ 0 for the year ended December 31, 2009 and 2008, respectively.

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

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6-	PREPAID EXPENSES

	Prepaid expenses consist of the following:
		December 31,	December 31,
		2009	2008

	Machinery and parts	$-	$10,664
	Raw materials and supplies	285,106	16,129
	Packing and supply materials	221,842	103,727
	Project advance	-	7,878
	Prepaid office expenses	44	-
	Total	$506,992	$138,398

Note 7-	INVENTORIES

	Inventory-short-term consist of following:
		December 31,	December 31,
		2009	2008

	Finished goods	$769,619	$1,131,381
	Work-in-progress	1,789,276	1,564,281
	Raw materials	51,910	95,218
	Supplies and packing materials	83,791	168,715
	Total	$2,694,596	$2,959,595

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8-	PROPERTY, PLANT AND EQUIPMENT (restated)

	The following is a summary of property, plant and equipment:
		December 31,	December 31,
		2009	2008

	Building and warehouses	$2,963,873	$2,913,855
	Machinery and equipment	1,857,877	1,820,095
	Office equipment and furniture	194,394	191,029
	Motor vehicles	329,815	491,005
	Leased Assets	2,159,053	2,153,698
		7,505,012	7,569,682
	Less: Accumulated depreciation	(3,262,315)	(2,853,022)
		4,242,697	4,716,660
	Add: Construction in progress	41,153	12,231
	Total	$4,283,850	$4,728,891

Depreciation expense was $368,554 and $358,327 for the years ended December 31, 2009 and 2008 respectively. Depreciation expense with respect to production equipment that was charged to costs of sales was $227,120 and $215,013 for the years ended December 31, 2009 and 2008, respectively. Depreciation expense attributable to equipment used in administration included in general and administrative expenses was $141,434 and $143,314 for the years ended December 31, 2009 and 2008, respectively.

Note 9-	INTANGIBLE ASSETS

	The following is a summary of intangible assets, less amortization:

		December 31,	December 31,
		2009	2008

	Land use right	$58,616	$58,471
	Trade Mark of "Xidenghui"	65,816	65,653
	Trade Mark of "Baishui Du Kang"	24,133	24,073
		148,565	148,197
	Less: Accumulated amortization	(82,109)	(72,114)
	Total	$66,456	$76,083

	Amortization expense charged to operations was $9,810 and $9,639 for the years ended December 31, 2009 and 2008, respectively.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10-	DUE FROM RELATED PARTIES

	Due from related parties consists of the following:

			December 31,	December 31,
	Name of Related Party	Description	2009	2008

		Non-consolidated,
	Shaanxi Yellow-river Wetlands Park Co., Ltd.	7.9% owned subsidiary	$738,606	$116,717
	Shaanxi Baishui Dukang Trade Co., Ltd.	Affiliate 6	-	48,332
	Shaanxi Gurong Agriculture Development Co., Ltd.	Affiliate 9	372,960	-
	Ms. Fenying Nie	Director	-	41,580
	Mr. Yongsheng Wang	CEO	-	21,884
	Total		$1,111,566	$228,513

The nature of the affiliation of each related party is as follows:
Affiliate 6--The CEO of the Company is the sole director of Shaanxi Baishui Dukang Trade Co., Ltd. and has significant influence on the operations therein.
Affiliate 9--The sole director of the Company is a director of Shaanxi Gurong Agriculture Development Co., Ltd., and has significant influence on the operations therein.

Note 11-	ACCRUED EXPENSES

	Accrued expenses consist of the following:

		December 31,	December 31,
		2009	2008

	Accrued payroll	$27,357	$29,374
	Accrued employee benefits	60,490	63,331
	Accrued office expenses	4,699	3,922
	Total	$92,546	$96,627

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12-	DUE TO RELATED PARTIES

	Due to related parties consists of the following:
			December 31,	December 31,
	Name of Related Party	Description	2009	2008

	Shaanxi Dukang Group Co., Ltd.	Affiliate 1	$588,857	$471,244
	Shaanxi Zhongke Spaceflight Agriculture Development Stock Co., Ltd.	Affiliate 2	33,543	33,512
	Shaanxi Baishui Dukang Marketing Management Co., Ltd.	Affiliate 3	12,867	1,179
	Shaanxi Baishui Dukang Commercial and Trade Co., Ltd.	Affiliate 4	72,206	72,853
	Shaanxi Baishui Dukang Spirits Industry Development Co., Ltd.	Affiliate 5	1,268,456	876,721
	Shaanxi Changjiang Electric Power and Energy Sources Co., Ltd.	Affiliate 10	-	291,792
	Shaanxi Baishui Shiye Co., Ltd.(F/K/A Shaanxi Baishui Dukang Trade Co., Ltd.)	Affiliate 6	162,074	-
	Shanxi Lantian Fuping Investment Co., Ltd.	Affiliate 7	292,517	-
	Mr. Hongjun Zhang	Shareholder	3,189,801	3,058,821
	Mr. Guoqi Diao	Prior director of Xidenghui	393,082	392,107
	Ms. Ping Li	Secretary of the Board	582,884	581,438
	Mr. Pingjun Nie	Shareholder	4,391,159	4,380,268
	Ms. Hong Ge	Prior director of Xidenghui	264,648	263,991
	Mr.Hailong Tian	Prior director of Xidenghui	2,767,544	2,760,680
	Ms. Ming Chen	Shareholder	296,307	355,761
	Mr. Shengli Wang	Prior director of Xidenghui	779,963	778,029
	Total		$15,095,908	$14,318,396

The "Due to related party" are working capital loans. Imputed interest expense charged to operations was $833,911 and $765,057 for the year ended December 31, 2009 and 2010, respectively.

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
Affiliate 10--The Company's sole director's spouse is a director of Shaanxi Changjiang Electric Power and Energy Sources Co., Ltd., and has significant influence on the operation therein.

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

The Company generally sells liquor to liquor distributors. Some of these liquor distributors are our affiliates, which are directly or indirectly, beneficially and in the aggregate, majority-owned and controlled by directors and principal shareholders of the Company. The price will be different if we sell to third parties. The amount sold to these affiliates follows:

		For the Year Ended
		December 31,
Name of Related Party	Description	2009	2008

Shaanxi Dukang Group Co., Ltd.	Affiliate 1	$594,731	$252,813
Shaanxi Baishui Dukang Marketing Management Co., Ltd.	Affiliate 3	72,149	117,370
Shaanxi Baishui Dukang Commercial and Trade Co., Ltd.	Affiliate 4	1,538	44,608
Shaanxi Baishui Dukang Spirits Industry Development Co., Ltd.	Affiliate 5	129,866	321,127
Shaanxi Baishui Dukang Trade Co., Ltd. a/k/a Shanxi Baishui Shiye Co., Ltd.	Affiliate 6	98,772	118,797
		$897,056	$854,715
Refer to Note 12 for the nature of the affiliation of each related party.

Note 14-	BANK LOANS

	Bank loan consists of the following as of December 31, 2009:

		Loan		Monthly	Guaranteed
	Financial Institutions	Amount	Duration	Interest Rate	By

	Baishui Branch of Agriculture Bank of China	$292,517	01/20/2009-01/19/2010	5.753‰	Liquor Base

	Total	$292,517

Interest expense charged to operations for this bank loan was $ 18,780 for the year ended December 31, 2009. The weighted-average outstanding bank loan balance is $292,360 ; and the weighted-average monthly interest rate is 5.753‰ . The Company subsequently paid off this loan in January 2010.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15-	SEGMENT REPORTING (restated)

The Company operates in two reportable business segments that are determined based upon differences in products and services. Summarized information by business segment for the year ended December 31, 2009 and 2008 is as follows:

	For the Year Ended
	December 31,
	2009	2008
REVENUE
Sales of Liquor	$1,059,694	$953,751
License Fees	927,965	189,444

COST OF SALES
Sales of Liquor	$1,119,996	$889,229
License Fees	-	-

GROSS PROFITS
Sales of Liquor	$(60,302)	$64,522
License Fees	927,965	189,444

	December 31,	December 31,
	2009	2008

TOTAL ASSETS OF LIQUOR PRODUCTION AND DISTRIBUTION	$7,234,824	$7,347,941

TOTAL ASSETS OF BRAND NAME FRANCHISE	$1,513,335	$253,988

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15-	SEGMENT REPORTING (restated) (continued)

Major Customers (restated)

There were five major customers who made sales approximately 5% or more of the Company’s total sales as summarized in the following:

		For the Year Ended December 31,
		2009		2008
Major	Type of		Percentage of		Percentage of
Customer	Customer	Revenue	Total Revenue	Revenue	Total Revenue

Shaanxi Dukang Group Co., Ltd.	Distributor	$594,731	29.92%	$252,813	22.11%
Shaanxi Baishui Dukang Spirits Industry Development Co., Ltd.	Distributor	129,866	6.53%	321,127	28.09%
Shaanxi HuangMaJia Wuliu Co., LTD	Distributor	122,026	6.14%	-	-
Shaanxi Baishui Dukang Marketing Management Co., Ltd.	Distributor	72,149	3.63%	117,370	10.27%
Shaanxi Baishui Dukang Trade Co., Ltd. a/k/a Shanxi Baishui Shiye Co., Ltd.	Distributor	98,772	4.97%	118,797	10.39%
Shanxi Baishui Xingjijiu Marketing Co., Ltd. a/k/a Lanzhou Jiuxing Liquor Trade Co., Ltd.	Licensee	299,455	15.07%	-	-
Henan Zhechenxian Eastern Liquor Co., Ltd.		23,610	1.19%	-	-
Total		$1,340,609	67.45%	$810,107	70.86%

Major Suppliers

There were eight major customers who made sales approximately 5% or more of the Company’s total sales as summarized in the following:

	For the Year Ended December 31,
	2009		2008
Major		Percentage of		Percentage of
Suppliers	Purchase	Total Purchase	Purchase	Total Purchase

Sichuan Yibingong Mould Factory Co., Ltd.	$82,499	14.25%	$202,445	22.57%
Sichuan Yibin Huanqiu Gelas Glass Manufacturing Co., Ltd.	-	-	88,570	9.88%
Shanxi Wenxiyingfa Glass Co., Ltd.	97,543	16.85%	71,431	7.96%
Yuncheng Aofeng Glass Co., Ltd.	75,572	13.06%	-	-
Hunan Xinshiji Taochi Co., Ltd.	53,303	9.21%	-	-
Xi'an Global Co., Ltd.	33,569	5.80%	-	-
Xi'an Huanqiu Co., Ltd.	-	-	62,194	6.93%
Wuxi Jiasheng printing Co., Ltd.	7,044	1.22%	59,243	6.61%
Total	$349,530	60.39%	$483,883	53.95%

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16-	INCOME TAX (restated)

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

The provision for income taxes consisted of the following:

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended
	December 31,
	2009	2008
Provision for US Income Tax	$-	$-
Provision for PRC national income tax *	109,302	-
Provision for PRC local income tax	-	-
Total provision for income taxes	$109,302	$-

* While the Company occurred a loss in both 2009 and 2008, one of our subsidiary, Brand Management, occurred a profit in 2009 and accordingly accrued a income tax of $109,302.

The following table reconciles the PRC statutory rates to the Company’s effective tax rate:

	For the Year Ended
	December 31,
	2009	2008
U.S. Statutory rate	34.00%	34.00%
Foreign income not recognized in USA	-34.00%	-34.00%
PRC income tax rate	25.00%	25.00%
Effective income tax rate	25.00%	25.00%

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16-	INCOME TAX (restated) (continued)

The provision for income taxes consisted of the following:

	For the Year Ended
	December 31,
	2009	2008
Current Income Tax *	$109,302	$-
Deferred Income Tax	-	-
Total provision for income taxes	$-	$-

The components of deferred tax assets and deferred tax liabilities consisted of the following:

	For the Year Ended
	December 31,
	2009	2008
Deferred Tax Assets
Net operating loss carry-forward	$3,615,300	$3,779,805
Less: valuation allowance	(3,615,300)	(3,779,805)
Net deferred tax assets	$-	$-

	For the Year Ended
	December 31,
	2009	2008

Deferred Tax Liabilities	$-	$-

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

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19-	COMMITMENTS AND CONTINGENCIES (continued)

Lease (continued)

Estimated Pension and Unemployment Insurance Expenses

Year	Pension Insurance Expense					Unemployment Insurance Expense					Total		Present Value as of December 31, 2009 (the incremental interest rate is 8%)
	Province average salary (RMB)	Annual increase rate	Percentage	No. of employees	Estimated pension insurance expense (RMB)	City average salary (RMB)	Annual increase rate	Percentage	No. of employees	Estimated pension insurance expense	USD$1.00=RMB¥6.83720 @12/31/2009
											(RMB)	(USD)	(RMB)	(USD)
2009	13,254	4%	20%	325	861,494	10,558	4%	2.50%	325	85,784	947,279	138,548
2010	13,784	4%	20%	316	871,143	10,980	4%	2.50%	316	86,745	957,888	140,100	886,934	129,722
2011	14,335	4%	20%	309	885,919	11,420	4%	2.50%	309	88,217	974,136	142,476	835,165	122,150
2012	14,909	4%	20%	301	897,502	11,876	4%	2.50%	301	89,370	986,872	144,339	783,411	114,581
2013	15,505	4%	20%	282	874,483	12,351	4%	2.50%	282	87,078	961,561	140,637	706,776	103,372
2014	16,125	4%	20%	268	864,312	12,846	4%	2.50%	268	86,065	950,377	139,001	646,811	94,602
2015	16,770	4%	20%	258	865,344	13,359	4%	2.50%	258	86,168	951,512	139,167	599,614	87,699
2016	17,441	4%	20%	244	851,123	13,894	4%	2.50%	244	84,752	935,875	136,880	546,074	79,868
2017	18,139	4%	20%	228	827,124	14,449	4%	2.50%	228	82,362	909,486	133,020	491,367	71,867
2018	18,864	4%	20%	215	811,162	15,027	4%	2.50%	215	80,772	891,935	130,453	446,189	65,259
2019	19,619	4%	20%	199	780,828	15,629	4%	2.50%	199	77,752	858,580	125,575	397,689	58,165
2020	20,404	4%	20%	173	705,963	16,254	4%	2.50%	173	70,297	776,260	113,535	332,925	48,693
2021	21,220	4%	20%	148	628,103	16,904	4%	2.50%	148	62,544	690,647	101,013	274,265	40,114
2022	22,068	4%	20%	135	595,849	17,580	4%	2.50%	135	59,332	655,182	95,826	240,909	35,235
2023	22,951	4%	20%	113	518,698	18,283	4%	2.50%	113	51,650	570,348	83,418	194,181	28,401
2024	23,869	4%	20%	102	486,933	19,015	4%	2.50%	102	48,487	535,420	78,310	168,787	24,687
2025	24,824	4%	20%	77	382,290	19,775	4%	2.50%	77	38,067	420,357	61,481	122,698	17,946
2026	25,817	4%	20%	52	268,497	20,566	4%	2.50%	52	26,736	295,233	43,180	79,792	11,670
2027	26,850	4%	20%	41	220,167	21,389	4%	2.50%	41	21,923	242,091	35,408	60,583	8,861
2028	27,924	4%	20%	25	139,618	22,244	4%	2.50%	25	13,903	153,521	22,454	35,573	5,203
2029	29,041	4%	20%	18	104,546	23,134	4%	2.50%	18	10,410	114,957	16,813	24,664	3,607
2030	30,202	4%	20%	12	72,485	24,059	4%	2.50%	12	7,218	79,703	11,657	15,834	2,316
2031	31,410	4%	20%	6	37,692	25,022	4%	2.50%	6	3,753	41,446	6,062	7,624	1,115
2032	32,667	4%	20%	1	6,533	26,023	4%	2.50%	1	651	7,184	1,051	1,224	179
Total					12,696,318					1,264,252	13,960,570	2,180,403	7,899,087	1,155,310

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

Basis of Presentation

The condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of the subsidiaries of China Du Kang Co., Ltd. exceed 25% of the consolidated net assets of China Du Kang Co., Ltd. The ability of the Company’s Chinese operating subsidiaries to pay dividends may be restricted due to the foreign exchange control policies and availability of cash balances of the Chinese operating subsidiaries. Because substantially all of the Company’s operations are conducted in China and a substantial majority of its revenues are generated in China, a majority of the Company’s revenue being earned and currency received are denominated in Renminbi (RMB). RMB is subject to the exchange control regulation in China, and, as a result, the Company may be unable to distribute any dividends outside of China due to PRC exchange control regulations that restrict its ability to convert RMB into US Dollars.

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

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20-	CONDENSED PARENT COMPANY FINANCIAL INFORMATION (CONTINUED)

CHINA DU KANG CO., LTD.
CONDENSED PARENT COMPANY BALANCE SHEETS
(Dollars in Thousands)

	December 31,	December 31,
	2009	2008
ASSETS
Investment in subsidiaries, at equity in net assets	(8,147)	(6,761)
Total Assets	$(8,147)	$(6,761)

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities	-	-

Commitments and Contingencies	-	-

Shareholders' Equity:
Preferred stock, par value $0.001, 5,000,000 shares authorized;
no shares issued and outstanding as of
December 31, 2009 and 2008	-	-
Common stock, par value $0.001, 250,000,000 shares authorized;
100,113,791 shares issued and outstanding as of
December 31, 2009 and 2008	100	100
Additional paid-in capital	13,750	12,916
Accumulated deficit	(20,442)	(19,121)
Accumulated other comprehensive income	(444)	(427)
Due from related parties	(1,112)	(229)
Total Shareholders' equity (deficit)	(8,147)	(6,761)

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19-	CONDENSED PARENT COMPANY FINANCIAL INFORMATION (CONTINUED)

CHINA DU KANG CO., LTD.
CONDENSED PARENT COMPANY STATEMENT OF OPERATIONS
(Dollars in Thousands)

	For the Year Ended December 31,
	2009	2008

Operating Expenses	$-	$-

Equity in undistributed income of subsidiaries	(1,377)	(2,274)
Net Income	$(1,377)	$(2,274)

CHINA DU KANG CO., LTD.
CONDENSED PARENT COMPANY STATEMENT OF CASH FLOWS
(Dollars in Thousands)

	For the Year Ended December 31,
	2010	2009

Cash Flows from Operating Activities
Net income	$(1,377)	$(2,274)
Adjustments to reconcile net income (loss)
provided by cash flows from operations
Equity in undistributed income of subsidiaries	1,377	2,274
Net cash provided by operating activities	-	-

Increase (decrease) in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

(b) Index of Exhibits

Exhibit No.	Descriptions	Reference
1	Underwriting agreement
2	Plan of acquisition, reorganization, arrangement, liquidation or succession
3	(i) Articles of incorporation – Amended and Restate Articles of Incorporation	3.1*
	(ii) By-laws	3.2*
4	Instruments defining the rights of security holders, including indentures
4.1	Common Stock Certificate	4.1*
4	Opinion re legality
7	Correspondence from an independent accountant regarding non-reliance on a previously issued audit report or completed interim review
8	Opinion re tax matters
9	Voting trust agreement
10.1	Distribution Agreement – Shaanxi Dukang Liquor Group Co., Ltd.	6*
10.2	Distribution Agreement – Shaanxi Baishui Dukang Spirits Industry Development Co., Ltd.	6*
10.3	Distribution Agreement – Shaanxi Dukang Liquor Marketing Management Co., Ltd.	6*
10.4	Distribution Agreement – Shaanxi Baishui Dukang Shiye Co., Ltd.	6*
10.5	Distribution Agreement – Shaanxi Dukang Liquor Group Co., Ltd.	6*
10.6	Loan Agreement – Shaanxi Yellow River Wetlands Park Co., Ltd.	6*
10.7	Loan Agreement – Shaanxi Yellow River Wetlands Park Co., Ltd.	6*
10.8	Loan Agreement – Shaanxi Yellow River Wetlands Park Co., Ltd.	6*
10.9	Loan Agreement – Ms. Piong Li	6*
10.10	Loan Agreement – Ms. Min Chen	6*
10.11	Loan Agreement – Ms. Hong Ge	6*
10.12	Loan Agreement – Ms. Shengli Wang	6*
10.13	Loan Agreement – Ms. Pingjun Nie	6*
10.14	Loan Agreement – Ms. Hongjun Zhang	6*
10.15	Loan Agreement – Mr. Hailong Tian.	6*
10.16	Loan Agreement – Mr. Guogi Diao	6*
10.17	Loan Agreement – Shanxi Xi Deng Hui Science and Technology Industrial Stock Co., Ltd.	6*
10.18	Loan Agreement – Shaanxi Huitong Food Development Co., Inc.	6*
10.19	Loan Agreement – Shanxi Gurong Agricultural Development co., Ltd.	6*
10.20	Loan Agreement – Shanxi Baishui Dukang Brand Management Co., Ltd.	6*
10.21	Loan Agreement – Shanxi Lantian Investment Co., Ltd.	6*
10.22	Loan Agreement – Shanxi Zhongke Spaceflight Agriculture Development Co., Ltd.	6*
10.23	Loan Agreement – Shanxi Baishui Dukang Trade Co., Ltd.	6*
10.24	Loan Agreement – Ms. Min Chen	6*
10.25	Loan Agreement – Shanxi Baishui Dukang Marketing Management Co., Ltd.	6*
10.26	Loan Agreement – Shanxi Dukang Liquor Group Co., Ltd.	6*
10.27	Loan Agreement – Shaanxi Baishui Dukang Commercial and Trade Co., Ltd.	6*
10.28	Loan Agreement – Shanxi Baishui Shiye Co., Ltd.	6*

10.29	Loan Agreement – Shanxi Baishui Dukan Spirits Industry Development Co., Ltd.	6*
10.30	Agency Agreement – Dong Sue	6*
10.31	Agency Agreement – Dong Sue	6*
10.32	Agency Agreement – Xue Aixian	6*
10.33	Agency Agreement – Dong Sue	6*
10.34	Licensing Agreement –Henan Zhechenxian Eastern Liquor Co. Ltd. (Trademark)	6*
10.35	Licensing Agreement –Henan Zhechenxian Eastern Liquor Co. Ltd. (Complimentary)	6*
10.36	Licensing Agreement – Lanzhou Jinxing Liquor Trade Co. Ltd. aka Shaanxi Baishui Xingjijiu Marketing Co., Ltd.	6*
10.37	State owned Land Use Certificate	2*
10.38	Complementary Agreement - Shaanxi Bai Shui Du Kang Co., Ltd	2**
10.39	Equity Transfer Agreement	3*
10.40	Plan of Exchange Agreement	7*
10.41	Land Use Rights	8*
10.42	Lease Agreement - Baishui Du Kang Liquor Co., Ltd.	9*
10.43	Distribution Agreement - Baishui Dukang Development Co., Ltd	10*
10.44	Distribution Agreement - Bashui DuKang Liquor Group Co., Ltd.	11*
10.45	Distribution Agreement - Shaanxi Du Kang Liquor Sales Management Co., Ltd.	12*
10.46	Sanitation License	13*
10.47	Loan Agreement - Shaanxi Changjiang Electric Power and Energy Sources Co., Ltd.	14*
10.48	Assets Lease Agreement - Shaanxi BaiShui Du Kang Liquor Co., Ltd.	15*
11	(11) Statement Regarding computation of per share earnings
12	(12) Statements Regarding computation of ratios
13	(13) Annual report to security holders, Form 10-Q or quarterly report to security holders
14	(14) Code of Ethics
15	(15) Letter regarding unaudited interim financial information
16	(16) Letter regarding change in certifying accountant
17	(17) Correspondence on departure of director
18	(18) Letter re change in accounting principles
19	(19) Report furnished to security holders
20	(20) Other documents or statements to security holders
21	(21) Subsidiaries of the registrant	2***
22	(22) Published report regarding matters submitted to vote of security holders
23	(23) Consents of experts and counsel
24	(24) Power of attorney
25	(25) Statement of eligibility of trustee
26	(26) Invitations for competitive bids

31.1	(i) Rule 13a-14(a)/ 15d-14(a) Certifications
31.2	(ii) Rule 13a-14(d)/ 15d-14(d) Certifications
32	Section 1350 Certifications
33	Report on assessment of compliance with servicing criteria for asset-backed issuers
34	Attestation report on assessment of compliance with servicing criteria for asset-backed securities
35	Servicer compliance statement
99	Additional exhibits
100	XBRL-Related Documents

Legends
___________
2*	Filed as Exhibit 10.2 to Form 10 Amendment 2 on 12-04-2009
2**	Filed as Exhibit 10.3 to Form 10 Amendment 2 on 12-04-2009
2***	Filed as Exhibit 21.1 to Form 10 Amendment 2 on 12-04-2009
3*	Equity Transfer Agreement Filed as Exhibit 10.1 to Form 10 Amendment 3 on 1-21-2010
3.1*	Filed as Exhibit 3.1 to Form 10 Amendment 4 on 4-22-2010
3.2*	Filed as Exhibit 3.2 to Form 10 Amendment 4 on 4-22-2010
4.1*	Filed as Exhibit 4.1 to Form 10 Amendment 4 on 4-22-2010
6*	Filed under corresponding Exhibit Number to Form 10 Amendment 6 on 1-24-2011
7*	Plan of Exchange Filed as Exhibit 10.1 to Form 10 Amendment 4 on 4-22-2010
8*	Land Use Rights Filed as Exhibit 10.2 to Form 10 Amendment 4 on 4-22-2010
9*	Lease Agreement Filed as Exhibit 10.3 to Form 10 Amendment 4 on 4-22-2010
10*	Distribution Agreement Filed as Exhibit 10.4 to Form 10 Amendment 4 Filed on 4-22-2010
11*	Distribution Agreement Filed as Exhibit 10.5 to Form 10 Amendment 4 Filed on 4-22-2010
12*	Distribution Agreement Filed as Exhibit 10.6 to Form 10 Amendment 4 Filed on 4-24-2010
13*	Sanitation License Filed as Exhibit 10.7 to Form 10 Amendment 4 Filed 4-22-2010
14*	Loan Agreement Filed as Exhibit 10.44 to Form 10 Amendment 7 on 03-24-2011
15*	Asset Lease Agreement Filed as Exhibit 10.46 to Form 10 Amendment 8 on 10-04-2011

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

China Du Kang Co., Ltd.

Date: November 7, 2011	By:	/s/ Wang Yongsheng
Wang Yongsheng,
President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the following capacities on the dates indicated.

/s/ Wang Yongsheng
Chief Executive Officer (Principal Executive Officer, President, and Director)	November 7, 2011

/s/ Liu Su Ying	November 7, 2011
Chief Financial Officer (Principal Financial Officer)