Form 10-K/A
period 2010-12-31
CHINA DU KANG CO. LTD.
filed 2011-11-07
CIK 1472635

U.S. Securities and Exchange Commission
Washington, D.C. 20549
_________________________

FORM 10-K
AMENDMENT # 3
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

Number of shares of common stock, par value $.001, outstanding as of April 1, 2011: 100,113,791

EXPLANATORY NOTE

This Amendment No. 3 on Form 10-K/A (this “Amendment No. 3”) is being filed to amend related exhibits information related to Item 15 (Exhibits, Financial Statement Schedules) of the Form 10-K filed by China Du Kang Co., Ltd. (the "Company") with the Securities and Exchange Commission (the “SEC”) on April 15, 2011, as amended by Amendment No. 1 on Form 10K/A filed with the SEC on August 2, 2011, and as amended by Amendment No. 2 on Form 10-K/A filed with the SEC on November 4, 2011 (“ Amendment No. 2") (collectively the “Original Filings”).  Except for the Certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to our Amendment No. 2 related Item 15 (Exhibits, Financial Statement Schedules) is being filed to reflect the correct period and entity referenced, no other Items of the Original Filings are being amended.  As a result of this Amendment No. 3, the Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 have been revised, as applicable to the disclosures that are amended by this Amendment No. 3, re-executed and re-filed as of the date of this Amendment.

This Amendment No. 3 includes information contained in the Original Filings, and, unless otherwise indicated, we have made no attempt in the Amendment No. 3 to modify or update the disclosures presented in the Original Fillings.  The disclosures in this Amendment No. 2 continue to speak as of the date of the Original Filings, and do not reflect events occurring after the filing of the Original Filings.  Accordingly, this Amendment No. 3 should be read in conjunction with our other filings made with the SEC subsequent to the filing of the Original Filings, including but not limited to Amendment No. 2.  The filing of this Amendment No. 3 shall not be deemed to be an admission that the Original Filings, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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

China Du Kang Co., Ltd.

Date: November 7 , 2011	By:	/s/ Wang Yongsheng
Wang Yongsheng,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the following capacities on the dates indicated.

/s/ Wang Yongsheng	November 7 , 2011	/s/ Liu Su Ying	November 7 , 2011
Wang Yongsheng		Liu Su Ying
Chief Executive Officer (Principal Executive Officer, President, and Director)		Chief Financial Officer (Principal Financial Officer)