Form 10-Q
period 2011-09-30
CHINA DU KANG CO. LTD.
filed 2011-11-21
CIK 1472635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: September 30, 2011:  100,113,791

Transitional Small Business Disclosure Format (check one)   Yes ☐ No ☒

Table of Contents
10-Q China Du Kang Co., Ltd.
FORM 10-Q

PART I.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

FINANCIAL REPORT

At September 30, 2011 and December 31, 2010 and
For the Three and Nine Months Ended September 30, 2011 and 2010

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

INDEX

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$937,721	$1,994,126
Accounts receivable, net (Note 6)	42,417	-
Others receivable	1,901	74,210
Prepaid expenses (Note 7)	936,494	625,696
Inventories (Note 8)	4,484,714	3,273,993
Total current assets	6,403,247	5,968,025

Property, Plant and Equipment, net (Note 9)	4,445,691	4,424,062
Intangible assets, net (Note 10)	2,033,455	2,003,122
Long-term investment	1,874,473	1,814,937

Total Assets	$14,756,866	$14,210,146

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Bank loans (Note 15)	$-	$756,224
Accounts payable	1,010,610	891,409
Accrued expenses (Note 12)	343,310	160,512
Others payable	82,002	64,136
Land use right purchase payable	-	1,946,792
Taxes payable	598,454	491,137
Deferred revenue	2,577,703	1,587,115
Due to related parties (Note 13)	16,648,943	17,018,272
Employee security deposit	45,298	43,860
Lease liability-current	124,395	126,314
Total Current Liabilities	21,430,715	23,085,771

Long-term Liabilities:
Lease liability-long-term	873,103	934,237
Total Long-term Liabilities	873,103	934,237
Total Liabilities	5,654,875	24,020,008

Commitments and Contingencies (Note 18)	-	-

Shareholders' Equity:
China Du Kang Co., Ltd. Shareholders' Equity
Preferred stock, par value $0.001, 5,000,000 shares authorized;
no shares issued and outstanding as of
September 30, 2011 and December 31, 2010	-	-
Common stock, par value $0.001, 250,000,000 shares authorized;
100,113,791 shares issued and outstanding as of
September 30, 2011 and December 31, 2010	100,114	100,114
Additional paid-in capital	15,624,182	14,699,903
Accumulated deficit	(22,502,444)	(21,449,649)
Accumulated other comprehensive income	(923,565)	(685,094)
Due from related parties (Note 11)	-	(2,577,187)
Total China Du Kang Co., Ltd. Shareholders' equity (deficit)	(7,701,713)	(9,911,913)
Noncontrolling Interest	154,761	102,051
Total Shareholders' Equity (Deficit)	(7,546,952)	(9,809,862)
Total Liabilities and Shareholders' Equity (Deficit)	$14,756,866	$14,210,146

See Notes to Consolidated Financial Statements

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
Sales of Liquor	$436,632	$296,107	$1,123,252	$835,039
License Fees	311,619	289,347	838,072	681,632
Gross Revenue	748,251	585,454	1,961,324	1,516,671

Costs of Revenues
Costs of Liquor Sold	541,521	256,980	1,071,356	817,281
Costs of License Fees	-	-	-	-
Total Costs of Sales	541,521	256,980	1,071,356	817,281

Gross Profit	206,730	328,474	889,968	699,390

Operating Expenses

Selling Expenses
Advertising expenses	125	26,662	19,392	104,873
Promotion expenses	10,200	28,715	63,320	79,265
Travel and entertainment	1,792	1,665	6,838	3,900
Total Selling Expenses	12,117	57,042	89,550	188,038

General and administrative expenses
Payroll	90,564	48,833	241,519	144,126
Employee benefit and pension	24,305	34,031	65,031	34,628
Depreciation and amortization expenses	38,575	34,786	122,503	103,870
Professional fees and consultancy fees	33,542	2,796	89,768	87,640
Office expenses	18,339	28,203	47,228	50,462
Vehicle expenses	7,246	16,408	26,224	27,689
Loss on physical inventory count	45,174	-	71,023	-
Travel and entertainment	16,895	55,998	34,977	145,786
Other general and administrative expenses	397	(16,135)	2,654	2,324
Total General and Administrative Expenses	275,037	204,920	700,927	596,525

Total Operating Expenses	287,154	261,962	790,477	784,563

Income (Loss) from Operation	(80,424)	66,512	99,491	(85,173)

Other Income (Expenses)
Interest income	1,465	555	4,468	803
Interest expenses for bank loans	(6,808)	(6,495)	(34,670)	(7,898)
Interest expenses for a capital lease	(5,409)	(2,616)	(16,020)	(7,807)
Imputed interest	(400,944)	(231,266)	(924,279)	(705,418)
Other income (expense)	(193)	(13,178)	(1,537)	(12,185)
Total other income (expenses)	(411,889)	(253,000)	(972,038)	(732,505)

Income (Loss) before Provision for Income Tax	(492,313)	(186,488)	(872,547)	(817,678)

Provision for Income Tax	(47,232)	(51,740)	(127,538)	(78,175)

Net Income (Loss)	(539,545)	(238,228)	(1,000,085)	(895,853)

Less: Net income attributable to noncontrolling interest	8,841	27,529	52,710	23,711

Net Income (Loss) attributable to
China Du Kang Co., Ltd.	$(548,386)	$(265,757)	$(1,052,795)	$(919,564)

Basic and Fully Diluted Earnings per Share	$(0)	$(0)	$(0.01)	$(0.01)

Weighted average shares outstanding	100,113,791	100,113,791	100,113,791	100,113,791

See Notes to Consolidated Financial Statements

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENT OF COMPRESENTATIVE INCOME

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net income	$(539,545)	$(238,228)	$(1,000,085)	$(895,853)
Other comprehensive income, net of tax:
Effects of foreign currency conversion	(73,927)	(119,385)	(238,471)	(149,678)
Total other comprehensive, not of tax	(73,927)	(119,385)	(238,471)	(149,678)
Comprehensive income	(613,472)	(357,613)	(1,238,556)	(1,045,531)
Comprehensive income attributable to
the noncontrolling interest	5,937	27,782	52,710	23,906
Comprehensive income attributable to
China Du Kang Co., Ltd.	$(619,409)	$(385,395)	$(1,291,266)	$(1,069,437)

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2011	2010
	(unaudited)	(unaudited)
Cash Flows from Operating Activities

Net income (loss) including noncontrolling interest	$(1,000,085)	$(895,853)
Adjustments to reconcile net income (loss)
including noncontrolling interest to net cash
provided (used) by operating activities:
Imputed interest	924,279	705,418
Depreciation	348,332	271,457
Amortization	34,808	7,384
Changes in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	(41,738)	-
(Increase)/Decrease in others receivable	73,546	49,921
(Increase)/Decrease in prepaid expenses	(285,624)	106,111
(Increase)/Decrease in inventories	(1,085,651)	(415,844)
Increase/(Decrease) in accounts payable	88,519	200,692
Increase/(Decrease) in accrued expenses	174,689	95,437
Increase/(Decrease) in other payable	15,510	24,459
Increase/(Decrease) in taxes payable	89,745	115,135
Increase/(Decrease) in deferred revenue	923,493	845,264
Increase/(Decrease) in security deposit	-	(34,915)
Increase/(Decrease) in lease liabilities	(96,275)	(97,588)
Net cash provided (used) by operating activities	163,548	977,078

Cash Flows from Investing Activities

Purchase of fixed assets	(218,894)	(176,620)
Purchase of land use right	(1,978,448)	-
Advances to related parties	(610,900)	(407,841)
Collections of advances to related parties	305,450	-
Net cash (used) by investing activities	(2,502,792)	(584,461)

Cash Flows from Financing Activities

Proceeds from bank loans	-	440,115
Repayments of bank loans	(768,520)	-
Proceeds from related parties	2,032,101	2,134,591
Repayments to related parties	(18,305)	(2,899,087)
Net cash provided (used) by financing activities	1,245,276	(324,381)

Increase (decrease) in cash	(1,093,968)	68,236
Effects of exchange rates on cash	37,563	89,065
Cash at beginning of period	1,994,126	619,472
Cash at end of period	$937,721	$776,773

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$34,670	$7,898
Income taxes	$-	$-

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

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the three and nine months ended September 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $ 22,502,444 at September 30, 2011 that includes a loss of $1,052,795 for the nine months ended September 30, 2011 and a loss of $1,007,604 for the year ended December 31, 2010, and a working capital deficiency of $15,027,468 at September 30, 2011.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

Period Covered	Balance Sheet Date Rates	Average Rates

Nine months ended September 30, 2011	6.40180	6.50601
Nine months ended September 30, 2010	6.69810	6.8164
Year ended December 31, 2010	6.61180	6.77875
Year ended December 31, 2009	6.83720	6.84088

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

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with the FASB ASC 720-35, “Advertising Costs”. The advertising costs were $19,392, and $104,873 for the nine months ended September 30, 2011 and 2010, respectively.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5-	SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and Development Costs

Research and development costs relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed when incurred in accordance with the FASB ASC 730, "Research and Development". Research and development costs were immaterial for the nine months September 30, 2011 and 2010, respectively.

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

Imputed Interest

The Company has financed it business operation through short-term borrowings from various related parties. These short-term borrowings are non-secured, non-interest bearing with no fixed repayment date. The imputed interests are assessed as an expense to the business operation and an addition to the paid-in capital. The calculation is performed quarterly based on the average outstanding balance and the market interest rate. The interest rate used in the calculation of imputed interest for the nine months ended September 30, 2011 and 2010 was 6.375% and 6.375%, respectively, which approximates the interest rate of our bank loan.

Pension and Employee Benefits

Full time employees of the PRC entities participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Company to accrue for these benefits based on certain percentages of the employees' salaries. The Management believes full time employees who have passed the probation period are entitled to such benefits. The total provisions for such employee benefits was $65,031 and $34,628 for the nine months ended September 30, 2011 and 2010, respectively.

Government Subsidies

The Company records government grants as current liabilities upon reception. A government subsidy revenue is recognized only when there is reasonable assurance that the Company has complied with all conditions attached to the grant. The Company recognized government subsidy of $0 and $0 for the nine months ended September 30, 2011 and 2010, respectively.

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

As of December 31, 2010, the Company had net operating losses of approximately $6,142,115 carried forward from prior years. Although the PRC Income Tax Law allows the enterprises to offset their future taxable income with operating losses carried forward in a 5-year period, enterprises need approval from local tax authority before they can claim such tax benefit, and the outcome of the application is generally uncertain. In addition, the Management believes that there is no certainty that the Company will realize taxable income in the future. Therefore, the Management established a 100% valuation allowance for the operation losses carried forward and no deferred tax assets have been recorded as a result of these losses.

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

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with FASB ASC 260, “Earnings Per Share” , which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no potentially dilutive securities outstanding (options and warrants) for the nine months ended September 30, 2011 and 2010, respectively.

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

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued a revised standard on testing for goodwill impairment. The revised standard allows an entity to first assess qualitatively whether it is necessary to perform step one of the two-step annual goodwill impairment test. An entity is required to perform step one only if the entity concludes that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, a likelihood of more than 50 percent. An entity can choose to perform the qualitative assessment on none, some, or all of its reporting units. Moreover, an entity can bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the impairment test, and then perform the qualitative assessment in any subsequent period. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The Management does not expect the adoption of this new guidance will have a material effect on the Company’s financial position, results of operations, and cash flows.

In June 2011, the Financial Accounting Standards Board (FASB) issued amended disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in equity. Under the amended guidance, all changes in OCI are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The changes are effective January 1, 2012. Early application is permitted. The Management does not expect the adoption of this new guidance will have a material effect on the Company’s financial position, results of operations, and cash flows.

In May 2011, the FASB issued amended standards to achieve a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards. For assets and liabilities categorized as Level 3 and recognized at fair value, these amended standards require disclosure of quantitative information about unobservable inputs, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements. In addition, these amended standards require that we disclose the level in the fair value hierarchy for financial instruments disclosed at fair value but not recorded at fair value. These new standards are effective for us beginning in the first quarter of 2012; early adoption of these standards is prohibited. The Management does not expect the adoption of this new guidance will have a material effect on the Company’s financial position, results of operations, and cash flows.

In January 2011, the FASB temporarily deferred the disclosures regarding troubled debt restructurings which were included in the disclosure requirements about the credit quality of financing receivables and the allowance for credit losses which was issued in July 2010. In April 2011, the FASB issued additional guidance and clarifications to help creditors in determining whether a creditor has granted a concession, and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The new guidance and the previously deferred disclosures are effective July 1, 2011 applied retrospectively to January 1, 2011. Prospective application is required for any new impairments identified as a result of this guidance. The adoption of this new guidance did not have a material effect on the Company’s financial position, results of operations, and cash flows.

In December 2010, FASB issued an amendment to the disclosure of supplementary pro forma information for business combinations. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of this new guidance did not have a material effect on the Company’s financial position, results of operations, and cash flows.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6-	ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	September 30,	December 31,
	2011	2010
	(unaudited)
Accounts receivable	$42,417	$-
Less: Allowance for doubtful accounts	-	-
Accounts receivable, net	$42,417	$-

Bad debt expense charged to operations was $0 and $0 for the nine months ended September 30, 2011 and 2010, respectively.

The outstanding accounts receivables related to sales to related parties consisted of $42,417 and $0 at September 30, 2011 and December 31, 2010, respectively. Refer to Footnote 14 for Sales of Liquor to Related Party.

Note 7-	PREPAID EXPENSES

Prepaid expenses consist of the following:

	September 30,	December 31,
	2011	2010
	(unaudited)
Machinery and parts	$16,806	$39,626
Raw materials and supplies	516,617	485,372
Packing and supply materials	393,273	96,626
Office expenses	9,798	4,072
Total	$936,494	$625,696

Note 8-	INVENTORIES

Inventories consist of following:

	September 30,	December 31,
	2011	2010
	(unaudited)
Finished goods	$1,069,676	$948,300
Work-in-progress	2,888,219	1,985,260
Raw materials	50,635	102,934
Supplies and packing materials	476,184	237,499
	$4,484,714	$3,273,993

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9-	PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment:

	September 30,	December 31,
	2011	2010
	(unaudited)

Building and warehouses	$3,255,605	$3,171,057
Machinery and equipment	2,282,382	2,015,433
Office equipment and furniture	196,769	182,278
Motor vehicles	371,486	341,059
Leased assets	2,375,385	2,300,810
Total	8,481,627	8,010,637
Less: Accumulated depreciation	(4,321,460)	(3,849,240)
	4,160,167	4,161,397
Add: Construction in progress	285,524	262,665
Total	$4,445,691	$4,424,062

Depreciation expense charged to operations was $348,332 and $271,457 for the nine months ended September 30, 2011 and 2010, respectively. Depreciation expense with respect to production equipment that was charged to costs of sales was $260,637 and $174,971 for the nine months ended September 30, 2011 and 2010, respectively. Depreciation expense attributable to equipment used in administration included in general and administrative expenses was $87,695 and $96,486 for the nine months ended September 30, 2011 and 2010, respectively.

Note 10-	INTANGIBLE ASSETS

The following is a summary of intangible assets, less amortization:

	September 30,	December 31,
	2011	2010
	(unaudited)

Land use right	$2,073,256	$2,007,407
Trade Mark of "Xidenghui"	70,293	68,060
Trade Mark of "Baishui Du Kang"	25,774	24,955
Total intangible assets	2,169,323	2,100,422

Less: Accumulated amortization	(135,868)	(97,300)

Total intangible assets, net	$2,033,455	$2,003,122

Amortization expense charged to operations was $34,808 and $7,384 for the nine months ended September 30, 2011 and 2010, respectively.

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

Note 12-	ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30,	December 31,
	2011	2010
	(unaudited)

Accrued payroll	$35,561	$26,448
Accrued employee benefits	59,024	59,312
Accrued pension and employee benefit	122,152	69,824
Accrued payment for a capital lease	112,468	-
Accrued office expenses	14,105	4,928
Total	$343,310	$160,512

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13-	DUE TO RELATED PARTIES

Due to related parties consists of the following:

		September 30,	December 31,
		2011	2010
Name of Related Party	Description	(unaudited)

Shaanxi Dukang Group Co., Ltd.	Affiliate 1	$1,950,063	$3,354,548
Shaanxi Baishui Dukang Marketing Management Co., Ltd.	Affiliate 3	13,742	13,306
Shaanxi Baishui Dukang Commercial and Trade Co., Ltd.	Affiliate 4	77,117	74,668
Shaanxi Baishui Dukang Spirits Industry Development Co., Ltd.	Affiliate 5	1,345,892	865,303
Shaanxi Baishui Shiye Co., Ltd.
a/k/a Shaanxi Baishui Dukang Trade Co., Ltd.	Affiliate 6	397,139	399,649
Shaanxi Lantian Fuping Investment Co., Ltd.	Affiliate 7	312,412	302,489
Shaanxi Changjiang Petrol Co., Ltd.	Affiliate 8	260,864	252,579
Mr. Hongjun Zhang	Shareholder	2,546,257	2,095,957
Mr. Guoqi Diao	Prior director of Xidenghui	13,680	406,482
Ms. Ping Li	Secretary of the Board	622,527	602,755
Mr. Pingjun Nie	Shareholder	4,674,503	4,526,035
Ms. Hong Ge	Prior director of Xidenghui	282,647	273,670
Mr. Hailong Tian	Prior director of Xidenghui	2,955,770	2,861,891
Ms. Ming Chen	Shareholder	363,320	182,387
Mr. Shengli Wang	Prior director of Xidenghui	833,010	806,553
Total		$16,648,943	$17,018,272

The "Due to related party" are working capital loans. The interest rate used in the calculation of imputed interest for the nine months ended September 30, 2011 and the nine months ended September 31, 2010 was 6.375% and 6.375%, respectively, which approximates the interest rate of our bank loan. Imputed interest expense charged to operations was $924,279 and $705,418 for the nine months ended September 30, 2011 and 2010, respectively.

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

On July 1, 2011, the Company entered into debt conversion agreements with various affiliated companies, related directors and shareholders (collectively the "Related Parties") pursuant to which approximately $16,648,943 debt owed to the Related Parties by the Company's subsidiaries, Shaanxi Xidenghui Technology Stock Co., Ltd. and Shannxi Baishui Dukang Liquor Co., Ltd. (the "Subsidiaries") would be contributed to paid-in capital of the Subsidiaries. The contribution of debt to paid-in capital is subject to approval by the Chinese Regulators. Upon governmental approval, we will stop recording imputed interest and reclassify the debt to paid-in capital.

Note 14-	SALES OF LIQUOR TO RELATED PARTY

The Company generally sells liquor to liquor distributors. Some of these liquor distributors are our affiliates, which are directly or indirectly, beneficially and in the aggregate, majority-owned and controlled by directors and principal shareholders of the Company. The price will be different if we sell liquor to third parties. The amount sold to these affiliates follows:

		For the Three Months Ended		For the Nine Months Ended
		September 30,		September 30,
Name of Related Party	Description	2011	2010	2011	2010
		(unaudited)	(unaudited)	(unaudited)	(unaudited)

Shaanxi Dukang Group Co., Ltd.	Affiliate 1	$364,439	$187,173	$930,433	$628,735
Shanxi Baishui Shiye Co., Ltd.
a/k/a Shaanxi Baishui Dukang Trade Co., Ltd.	Affiliate 6	62,763	42,832	168,989	128,080
		$364,439	$187,173	$1,099,422	$756,815

Refer to Note 13 for the nature of the affiliation of each related party

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15-	BANK LOANS

Bank loan consists of the following as of December 31, 2010:

	Loan		Annual	Guaranteed
Financial Institutions	Amount	Duration	Interest Rate	By
Baishui Branch of Agriculture Bank of China	$756,224	08/02/2010-08/01/2011	6.372%	Buildings
Total	$756,224

Interest expense charged to operations for the bank loans was $34,670 and $7,898 for the nine months ended September 30, 2011 and 2010, respectively.

Note 16-	SEGMENT REPORTING

The Company operates in two reportable business segments that are determined based upon differences in products and services. Summarized information by business segment for the year ended December 31, 2010 and 2009 is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE
Sales of Liquor	$436,632	$296,107	$1,123,252	$835,039
License Fees	311,619	289,347	838,072	681,632

COST OF SALES
Sales of Liquor	$541,521	$256,980	$1,071,356	$817,281
License Fees	-	-	-	-

GROSS PROFITS
Sales of Liquor	$(104,889)	$39,127	$51,896	$17,758
License Fees	311,619	289,347	838,072	681,632

			September 30,	December 31,
			2011	2010
			(unaudited)

TOTAL ASSETS OF LIQUOR PRODUCTION AND DISTRIBUTION			$11,460,285	$12,314,784

TOTAL ASSETS OF BRAND NAME FRANCHISE			$4,009,992	$3,576,180

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16-	SEGMENT REPORTING (continued)

Major Customers

There were eight major customers who made sales approximately 5% or more of the Company’s total sales as summarized in the following:

			For the Nine Months Ended September 30,
			2011		2010
			(unaudited)		(unaudited)
Major	Type of	Whether		Percentage of		Percentage of
Customer	Customer	Related Party	Revenue	Total Revenue	Revenue	Total Revenue

Shaanxi Dukang Group Co., Ltd.	Distributor	Related Party	$930,433	47.44%	$628,735	41.45%
Shanxi Baishui Shiye Co., Ltd.
a/k/a Shaanxi Baishui Dukang Trade Co., Ltd.	Distributor	Related Party	168,989	8.62%	128,080	8.44%
Ms. Yanli Zheng	Agent	Third Party	97,069	4.95%	-
Ms. Xiaoyan Shi	Agent	Third Party	152,884	7.79%	-
Mr. Jincai Bai	Agent	Third Party	-	-	83,309	5.49%
Mr. Anxian Xie	Agent	Third Party	131,044	6.68%	118,020	7.78%
Ms. Xiaoli Du	Agent	Third Party	109,203	5.57%	-
Ms. Sue Dong	Agent	Third Party	133,470	6.81%	103,673	6.84%
Total			$1,723,092	87.85%	$1,061,817	70.01%

Major Suppliers

There were eight major customers who made sales approximately 5% or more of the Company’s total sales as summarized in the following:

	For the Nine Months Ended September 30,
	2011		2010
	(unaudited)		(unaudited)

Major		Percentage of		Percentage of
Suppliers	Purchase	Total Purchase	Purchase	Total Purchase
Sichuan Guangan Detai Glass Co., Ltd.	$93,211	11.34%	$-	-
Yuncheng Aofeng Glass Co., Ltd.	137,020	16.66%	28,683	5.45%
Wuhan Huaruiyang Stainless Co., Ltd.	-	-	59,984	11.39%
Hunan Fengling Liangyou China Co., Ltd.	116,958	14.22%	47,533	9.03%
Shanxi Wenxifa Glass Co., Ltd.	124,564	15.15%	46,760	8.88%
Weinan Economic Development Construction and Installation Company	-	-	41,094	7.81%
Mr. Liu, Zhiming	-	-	44,789	8.51%
Hunan Xinshiji Taochi Co., Ltd.	285,962	34.78%	99,740	18.95%
Total	$757,715	92.15%	$368,583	70.02%

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17-	COMMITMENTS AND CONTINGENCIES

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

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
F/K/A AMSTAR FINANCIAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17-	COMMITMENTS AND CONTINGENCIES (continued)

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

Note 17-	COMMITMENTS AND CONTINGENCIES (continued)

Lease (continued)

Estimated Pension and Unemployment Insurance Expenses

Year	Pension Insurance Expense					Unemployment Insurance Expense					Total		Present Value as of December 31, 2010 (the incremental interest rate is 8%)
	Province average salary (RMB)	Annual increase rate	Percentage	No. of employees	Estimated pension insurance expense (RMB)	City average salary (RMB)	Annual increase rate	Percentage	No. of employees	Estimated pension insurance expense	USD$1.00=RMB¥6.61180 @12/31/2010
											(RMB)	(USD)	(RMB)	(USD)
2010	13,784	4%	20%	316	871,143	10,980	4%	2.50%	316	86,745	957,888	144,876
2011	14,335	4%	20%	309	885,919	11,420	4%	2.50%	309	88,217	974,136	147,333	835,165	126,314
2012	14,909	4%	20%	301	897,502	11,876	4%	2.50%	301	89,370	986,872	149,259	783,411	118,487
2013	15,505	4%	20%	282	874,483	12,351	4%	2.50%	282	87,078	961,561	145,431	706,776	106,896
2014	16,125	4%	20%	268	864,312	12,846	4%	2.50%	268	86,065	950,377	143,740	646,811	97,827
2015	16,770	4%	20%	258	865,344	13,359	4%	2.50%	258	86,168	951,512	143,911	599,614	90,688
2016	17,441	4%	20%	244	851,123	13,894	4%	2.50%	244	84,752	935,875	141,546	546,074	82,591
2017	18,139	4%	20%	228	827,124	14,449	4%	2.50%	228	82,362	909,486	137,555	491,367	74,317
2018	18,864	4%	20%	215	811,162	15,027	4%	2.50%	215	80,772	891,935	134,900	446,189	67,484
2019	19,619	4%	20%	199	780,828	15,629	4%	2.50%	199	77,752	858,580	129,856	397,689	60,148
2020	20,404	4%	20%	173	705,963	16,254	4%	2.50%	173	70,297	776,260	117,405	332,925	50,353
2021	21,220	4%	20%	148	628,103	16,904	4%	2.50%	148	62,544	690,647	104,457	274,265	41,481
2022	22,068	4%	20%	135	595,849	17,580	4%	2.50%	135	59,332	655,182	99,093	240,909	36,436
2023	22,951	4%	20%	113	518,698	18,283	4%	2.50%	113	51,650	570,348	86,262	194,181	29,369
2024	23,869	4%	20%	102	486,933	19,015	4%	2.50%	102	48,487	535,420	80,979	168,787	25,528
2025	24,824	4%	20%	77	382,290	19,775	4%	2.50%	77	38,067	420,357	63,577	122,698	18,557
2026	25,817	4%	20%	52	268,497	20,566	4%	2.50%	52	26,736	295,233	44,652	79,792	12,068
2027	26,850	4%	20%	41	220,167	21,389	4%	2.50%	41	21,923	242,091	36,615	60,583	9,163
2028	27,924	4%	20%	25	139,618	22,244	4%	2.50%	25	13,903	153,521	23,219	35,573	5,380
2029	29,041	4%	20%	18	104,546	23,134	4%	2.50%	18	10,410	114,957	17,387	24,664	3,730
2030	30,202	4%	20%	12	72,485	24,059	4%	2.50%	12	7,218	79,703	12,055	15,834	2,395
2031	31,410	4%	20%	6	37,692	25,022	4%	2.50%	6	3,753	41,446	6,268	7,624	1,153
2032	32,667	4%	20%	1	6,533	26,023	4%	2.50%	1	651	7,184	1,087	1,224	185
Total					11,825,175					1,177,507	13,002,682	1,966,587	7,012,153	1,060,551

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

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The statements contained herein that are not historical facts are forward-looking statements that represent management’s beliefs and assumptions based on currently available information.  Forward-looking statements include the information concerning our current and future operations, business strategies, need for financing, competitive position, ability to retain and recruit personnel, and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believes,” “intends,” “may,” “should,” “anticipates,” “expects,” “could,” “plans,” or comparable terminology or by discussions of strategy or trends.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct.  Such statements by their nature involve risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such forward-looking statements.

The following discussion should be read in conjunction with our financial statements and related notes thereto as included with this report.

RESULTS OF OPERATIONS FOR THE THREE MONTHS THEN ENDED SEPTEMBER 30, 2011

Revenue

Total revenues for the three months ended September 30, 2011 were $748,251 as compared to $585,454 for the same period of 2010. These include sales of liquor, which were $436,632 for the three months ended September 30, 2011 and $296,107 for the same period of 2010. The license fees revenue for the three months ended September 30, 2011 were $311,619 and $289,347 for the same period of 2010.

The breakdown of sales revenues for related parties and non-related parties as follows:

	For the Three Months Ended
	September 30,
	2011		2010
	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue

Distributor
Related Party	436,632	58.35%	234,616	40.07%
Third Party	-	-	61,491	10.50%
Subtotal	436,632	58.35%	296,107	50.58%

Licensee
Related Party	-	-	-	-
Third Party	118,048	15.78%	182,185	31.12%
Subtotal	118,048	15.78%	182,185	31.12%

Agent
Related Party	-	-	-	-
Third Party	193,571	25.87%	107,162	18.30%
Subtotal	193,571	25.87%	107,162	18.30%
Total	748,251	100.00%	585,454	100.00%

Gross Margin

The overall gross margin for the three month ended September 30, 2011 was 27.63% as compared to 56.11% for the comparable period of 2010 which is due to the significant gross margin decrease on sales of liquor for the three months ended September 30, 2011 compared with gross margin for the comparable period of 2010. Gross margin on sales of liquor was -24.02% in the three months ended September 30, 2011, representing an increase of 37.23%, compared to 13.21% for the comparable period in 2010.

		For the Three Months Ended				For the Three Months Ended
		September 30, 2011				September 30, 2010
		Revenue	Costs of sales	Gross Profit	Gross Profit %	Revenue	Costs of sales	Gross Profit	Gross Profit %

	Related Party	436,632	541,521	(104,889)	(24.02)%	234,616	239,763	(5,147)	(2.19)%
Distributor	Third Party	-	-	-	-	61,491	17,217	44,273	72.00%
	Subtotal	436,632	541,521	(104,889)	(24.02)%	296,107	256,980	39,127	13.21%

	Related Party	-	-	-	-	-	-	-	-
Licensee	Third Party	118,048	-	118,048	100%	182,185	-	182,185	100%
	Subtotal	118,048	-	118,048	100%	182,185	-	182,185	100%

	Related Party	-	-	-	-	-	-	-	-
Agent	Third Party	193,571	-	193,571	100%	107,162	-	107,162	100%
	Subtotal	193,571	-	193,571	100%	107,162	-	107,162	100%
	Total	748,251	541,521	206.730	27.63%	585,454	256,980	328,474	56.11%

Operating Expenses

Expenses from operations totaled $287,154 and $261,962 for the three months ended September 30, 2011 and 2010, respectively. The decrease in operating expenses of $44,925 was due to decreased selling expenses from $57,042 for the three months ended September 30, 2010 to $12,117 for the same period 2011, respectively; with increased total general and administrative expenses from $204,920 for the three months ended September 30, 2010 to $275,037 for the same period 2011, respectively. As an effect, the results from operations decreased $146,936 from an operating income of $66,512 for the three months September 30, 2010 to an operating loss of $(80,424) for the comparable period in 2011.

The changes in operating expenses, both selling expenses and general and administrative expenses arose from the Company's decision to change its distribution practices. The Company has begun its effort to move away from its emphasis on affiliates to a much broader network of third party resellers.

Other Income and Expenses

The Company has incurred total interest expense and imputed interest expense of $413,161and $240,377 for the three months ended September 30, 2011 and 2010, respectively. The increase in interest expense was due to the increase in the average loans outstanding balance.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

Revenue

Total revenues for the period ended September 30, 2011 were $1,961,324 as compared to $1,516,671 for the same period of 2010. These include sales of liquor, which were $1,123,252 for the period ended September 30, 2011 and $835,039 for the same period of 2010. The license fees in the nine months ended September 30, 2011 were $838,072 and $681,632 for the same period of 2010.

The breakdown of sales revenues for related parties and non-related parties as follows:

	For the Nine Months Ended
	September 30,
	2011		2010
	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue
Distributor
Related Party	1,123,252	57.27%	756,815	49.90%
Third Party	-	-	78,224	5.16%
Subtotal	1,123,252	57.27%	835,039	55.06%

Licensee
Related Party	-	-	-	-
Third Party	311,471	15.88%	369,057	24.33%
Subtotal	311,471	15.88%	369,057	24.33%

Agent
Related Party	-	-	-	-
Third Party	526,601	26.85%	312,575	20.61%
Subtotal	526,601	26.85%	312,575	20.61%
Total	1,961,324	100.00%	1,516,671	100.00%

Gross Margin

The overall gross margin for the nine month ended September 30, 2011 was 45.38% as compared to 46.11% for the comparable period of 2010 which is due to variety product mix on sales of liquor for the nine months of 2011 compared with gross margin for the comparable period of 2010.  Gross margin on sales of liquor was 4.62% in the nine months ended September 30, 2011, representing an increase of 2.49%, compared to 2.13% for the comparable period in 2010.

		For the Nine Months Ended				For the Nine Months Ended
		September 30, 2011				September 30, 2010
		Revenue	Costs of sales	Gross Profit	Gross Profit %	Revenue	Costs of sales	Gross Profit	Gross Profit %
	Related Party	1,123,252	1,071,356	51,896)	4,62%	756,815	795,378	(38,563)	(5.10)%
Distributor	Third Party	-	-	-	73.02%	78,224	21,903	56,321	72.00%
	Subtotal	1,123,252	1,071,356	51,896)	(5.69)%	835.039	817,281	17,758	2.13%

	Related Party	-	-	-	-	-	-	-	-
Licensee	Third Party	311,471	-	311,471	100%	369,057	-	369,057	100%
	Subtotal	311,471	-	311,471	100%	369,057	-	369,057	100%

	Related Party	-	-	-	-	-	-	-	-
Agent	Third Party	526,601	-	526,601	100%	312,575-	-	312,575-	100%
	Subtotal	526,601	-	526,601	100%	312,575-	-	312,575-	100%
	Total	1,961,324	1,071,356	889,968	45.38%	1,516,671	817,281	699,390	46.11%

Selling Expenses

Total selling expenses improved from $188,038 for the nine months ended September 30, 2010 to $89,550 for the same period of 2011. Advertising expenses decreased from $104,873 to $19,392 for the respective periods, as the Company begun its effort to move away from its emphasis on affiliates to a much broader network of third party resellers, and so does its advertising strategy changed.

General and Administrative Expenses

Total general and administrative expenses increased from $596,525 for the nine months ended September 30, 2010 to $700,927 for the same period 2011. Office expenses decreased from $50,462 for the period ended September 30, 2010 to $47,228 for the same period of 2011, travel and entertainment from $145,786 to $34,977, as we further strengthen our flat fee system policy for each person in each department linking their expense with their economic benefit, and other general and administrative expenses from $2,324 to $2,654, respectively. For the same in 2010 and 2011 respectively payroll increased from $144,126 to $241,519; employee benefits from $34,628 to $65,031, as our average salary and employee benefit increased; depreciation and amortization from $103,870 to $122,503; professional and consultancy fees from $87,640 to $89,768; and loss on physical inventory count from $0 to $71,023.

Operating Results

Expenses from operations totaled $790,477 and $784,563 for the nine months ended September 30, 2011 and September 30, 2010, respectively. The net results from operations decreased from ($895,853) for the nine months September 30, 2010 to $(1,000,085) for the nine months ended September 30, 2011, which was primarily due to the increase in the imputed interest.

The changes in operating expenses, both selling expenses and general and administrative expenses arose from the company's decision to change its distribution practices. The company has begun its effort to move away from its emphasis on affiliates to a much broader network of third party resellers.

LIQUIDITY AS OF SEPTEMBER 30, 2011 AND FOR THE NINE MONTHS THEN ENDED

We experienced a net loss of $1,052,795 for the nine months ended September 30, 2011 as compared to a loss of $919,564 for the same period of 2010. Adjustments to reconcile the net loss to cash provided by operating activities included $924,279 for imputed interest for the nine months ended September 30, 2011 as compared to $705,418 for the same period of 2010. Depreciation remained relatively stable at $348,332 from $271,457 for the same respective periods. Also, amortization increased to $34,808 from $7,384 due the amortization of land use right purchased at the end of last year.

Changes in operating assets and liabilities included an increase in accounts receivable from $0 from December 31, 2010 to $42,417 at September 30, 2011.  It also included a decrease in others receivable from $74,210 to $1,901 for the same period.  Prepaid expenses increased $285,624 from $625,696 to $936,494 for the nine months period of 2011, as we increased our advance to purchase new packing materials for products selling to third party customers.  Inventories for the same periods increased from $3,273,993 to $4,484,714 for a net increase of $1,085,651.  Changes in operating liabilities such as accounts payable were $88,519 and $200,692; accrued expenses were $174,689 and $95,437 for the nine months ended September 30, 2011 and 2010, as did other payables were $15,510 and $24,459 and deferred revenue were $923,493 to $845,264. Taxes payable were 89,745 to 115,135. Overall, net cash provided by operating activities declined from $977,078 for the nine months ended September 30, 2010 as compared to $163,548 for the same period of 2011, which was primarily attributed to the increase in the prepaid expenses and inventories.

Purchase of fixed assets for the nine months ended September 30, 2010 were $(176,620) to $(218,894) for the same period of 2011, as we are expanding our production capacity.  Purchase of land use rights was $0 and $(1,978,448), and advances to related parties were $(407,841) and $(610,900) for same period, respectively.  The net cash used by investing activities were $2,502,702 and $584,461 for the nine months ended September 30, 2011 and 2010 respectively, the increase was primarily attributed to the payments for purchase of land use right.

Net cash used by financing activities changed from $(324,381) for the nine months ended September 30, 2010 to $1,245,276 for the same period of 2011. The change was attributable to from the proceeds from related parties of $2,032,101 in the nine months ended September 30, 2011, which was primarily used to purchase of land use right. Repayments to related parties loans were $(2,899,087) for the nine months ended September 30, 2010 and $(18,305) for the same period 2011. We also repaid Bank loans of $768,520 for the nine months ended September 30, 2011, as compared to obtaining bank loan of $440,115 in the nine months ended September 30, 2010.

Cash at the end of the period for the nine months ended September 30, 2011 was $937,721 and $776,773 as of September 30, 2010.

We have historically funded our cash needs through a series of debt transactions, primarily with related parties. On July 1, 2011, the related parties contributed their outstanding debt to paid-in capital and the contribution is subject  to approval by the Chinese Regulators, as more fully disclosed in the Note 13 to our consolidated financial statements.

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

CAPITAL RESOURCES AS OF SEPTEMBER 30, 2011 AND FOR THE NINE MONTHS THEN ENDED

General

Access to short and long term sources of cash is important to the continuation of our research and development and commencement of our operations. Our ability to operate is limited by our financial capacity to obtain cash and additional lines of credit in the future.

Total assets for the periods ending December 31, 2010 and September 30, 2011 were $14,210,146 and $14,756,866, respectively.  Total current assets increased for the same periods from $5,968,025 to $6,403,247, for the same period.  The prepaid expenses also increased from $625,696 as of December 31, 2010 to $936,494 at September 30, 2011. Meanwhile, accounts receivable increased from $0 at December 31, 2010 to $42,417 at September 30, 2011. Inventories increased from $3,273,993 to $4,484,714 for the same respective periods.   Other receivables decreased from $74,210 to $1,901.

Property, plant and equipment increased slightly from $4,424,062 at December 31, 2010 to $4,445,691 at September 30, 2011 due to normal depreciation.  For the same respective periods net intangible assets increased from $2,003,122 to $2,033,455 and long term investment from $1,814,937 to $1,874.473 due to the change of currency exchange rate.

Total liabilities decreased from December 31, 2010 to September 30, 2011 from $24,020,008 to $22,303,818. Total current liabilities decreased from $23,085,771 to $21,430,715 resulted from related parties loans owed decreased from $17,018,272 at December 31, 2010 to $16,648,943 as of September 30, 2011.  Land use right purchase payable decreased  from $1,946,792 at December 31, 2010 to $0 at September 30, 2011, as we paid off the purchase liability.   Deferred revenue for the same periods increased from $1,587,115 to $2,577,703.  There were also increase in accounts payable from $891,409 to $1,010,610; taxes payable from $491,137 to $598,454 and accrued expenses from $160,512 to $343,310.

Shareholders’ Equity

Shareholders’ deficit at September 30, 2011 and December 31, 2010 were $(7,546,952) and $(9,809,862) respectively.  Our accumulated deficit was $(22,502,444) and $(21,449,649).  Common stock remained the same at $100,114, paid in capital increased from $14,699,903 to $15,624,182 due to imputed interest expense on related party loans.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The balance sheet amounts with the exception of equity at September 30, 2011 were translated at 6.4018 RMB to $1.00 USD as compared to 6.6118 RMB at December 31, 2010. The equity accounts were stated at their historical rate.

Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the statement of changes in owners' equity and amounted to $(923,565) and $(685,094) as of September 30, 2011 and December 31, 2010, respectively.  The average translation rates applied to income statement accounts for the nine months ended September 30, 2011 and 2010 were 6.50601 RMB and 6.8164 RMB, respectively.

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

PART II

ITEM 1.	LEGAL PROCEEDINGS

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

ITEM 1A.	RISK FACTORS

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

OUR AUDITORS HAVE NOTED THERE IS CERTAIN DOUBT ABOUT OUR ABILITY TO OPERATE AS A GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $22,502,444 at September 30, 2011 that includes a loss of $1,052,795 for the nine months ended September 30, 2011 and a loss of $1,007,604 for the year ended December 31, 2010 and a working capital deficit of $15,027,468 at September 30, 2011.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

For more than a decade the exchange rate for the Renminbi ("RMB") was pegged against the United States dollar leaving the exchange rates relatively stable at roughly 8 RMB for 1 US Dollar. The Chinese government announced in 2005 that it would begin pegging the Renminbi exchange rate against a basket of currencies, instead of relying solely on the U.S. dollar. This has recently caused the dollar to depreciate as against the RMB. As of September 30, 2011, the rate was 6.4018 RMB for 1 US Dollar.  Since all of our expected operations are in China, significant fluctuations in the exchange rate may materially and adversely affect our revenues, cash flow and overall financial condition.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None.

Transfer Agent

Our transfer agent is Island Stock Transfer, 100 Second Avenue South, Suite 705S, St. Petersburg, FL 33701. The telephone number is (727) 289-0010.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED).

ITEM 5.	OTHER INFORMATION

ITEM 6.	EXHIBITS

14.1	Code of Ethics *

31.1.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer

31.2.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer

32.1.	Section 1350 Certifications of Chief Executive Officer

32.2.	Section 1350 Certifications of Chief Financial Officer

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

__________________
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

CHINA DU KANG CO., LTD.
(Registrant)

Date: November 21, 2011	By:	/s/ Wang Yong Sheng, President
Wang Yong Sheng,
President

Date: November 21, 2011	By:	/s/ Liu Su Ying, CFO
Liu Su Ying,
Chief Financial Officer