Form 10-K/A
period 2009-12-31
CHINA DU KANG CO. LTD.
filed 2012-03-12
CIK 1472635

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K
AMENDMENT # 3

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

Number of shares of common stock, par value $.001, outstanding as of April 1, 2011: 100,113,791

EXPLANATORY NOTE

This Amendment No.3 to the Annual Report on Form 10-K of China Du Kang Co., Ltd. (the “Company”), amends the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “Original Filing”), which was filed with the Securities and Exchange Commission on April 14, 2010. The Company is filing this Amendment No. 3 solely to provide appropriate signatures that were  not included in the Original Filing.

No other changes have been made to the Form 10-K other than those described above. This Amendment No. 3 does not reflect subsequent events occurring after the original filing date of the Form 10-K and  Amendments 1 and 2 filed respectively on January 24, 2011 and November 7, 2011 or otherwise modify or update in any way disclosures made in the Form 10-K. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing, and such forward-looking statements should be read in their historical context. This Third Amendment should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission (“Commission”) subsequent to the Original Filing, including the amendments to those filings.

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Du Kang Co., Ltd.

Date: March 12, 2012	By:	/s/ Wang Yongsheng
Wang Yongsheng,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the following capacities on the dates indicated.

Signature	Title	Date

/s/ Wang Yongsheng	Chief Executive Officer	March 12, 2012
Wang Yongsheng	(Principal Executive Officer, President, and Director)

/s/ Liu Su Ying	Chief Financial Officer (Principal Financial Officer)	March 12, 2012
Liu Su Ying

/s/ Nie Fin Ying	Director	March 12, 2012
Nie Fin Ying

3