Form 10-K
period 2011-12-31
CHINA DU KANG CO. LTD.
filed 2012-04-16
CIK 1472635

U.S. Securities and Exchange Commission
Washington, D.C. 20549
_________________________

FORM 10-K
AMENDMENT
_________________________

☒	Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2011

☐	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

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

Baishui Dukang was incorporated in Baishui County, Shaanxi Province, PRC on March 1, 2002 under the Company Law of PRC.  Baishui Dukang was principally engaged in the business of production and distribution of distilled spirit with a brand name of “Baishui Dukang”. On May 15, 2002, Xidenghui invested inventory and fixed assets, with a total fair value of $4,470,219 (RMB 37,000,000) to Baishui Dukang and owns 90.51% of Baishui Dukang’s equity interest ownership, thereby causing Baishui Dukang to become a majority-owned subsidiary of Xidenghui.

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

Our major customers are disclosed below and our agreements with these major customers are attached in the exhibits:

		For the Year Ended December 31,
		2011		2010
Major Customer	Type of Customer	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue
Shaanxi Dukang Group Co., Ltd.	Distributor	$1,474,019	47.69%	$1,028,897	41.36%
Shaanxi Baishui Dukang Spirits Industry Development Co., Ltd.	Distributor	-	-	148	0.01%
Shaanxi Baishui Dukang Shiye Co., Ltd.	Distributor	247,012	7.99%	162,214	6.52%
Henan Zhechenxian Eastern Liquor Co., Ltd.	Licensee	-	-	20,330	0.82%
Henan Jiuquan Liquor Co., Ltd.	Licensee	-	-	355,254	14.28%
Mr. Jincai Bai	Licensee	-	-	125,466	5.04%
Ms. Xiaoyan Shi	Agent	204,737	6.62%	-
Mr. Anxian Xie	Agent	175,488	5.68%	160,317	6.45%
Ms. Sue Dong	Agent	170,614	5.52%	138,942	5.59%
Total		$2,271,869	73.51%	$1,991,568	80.07%

We derive revenue from distributors, licensees, and agents as following:

	For the Year Ended
	2011		2010
		Percentage		Percentage
		of Total		of Total
Type of Customer	Revenue	Revenue	Revenue	Revenue
Distributor	$1,943,864	62.89%	$1,270,136	51.06%
Licensee	293,821	9.51%	806,535	32.42%
Agent	853,069	27.60%	410,784	16.51%
	$3,090,754	100.00%	$2,487,454	100.00%

We derive revenue from PRC region as further disclosed in the following:

	For the Year Ended
	2011		2010
		Percentage		Percentage
		of Total		of Total
Name of Province	Revenue	Revenue	Revenue	Revenue
Shaanxi Province	$2,777,434	89.86	$1,732,035	69.63%
Henan Province	87,744	2.84	535,064	21.51%
Shandong Province	50,575	1.64	89,452	3.60%
Hebei Province	23,886	0.77	6,970	0.28%
Anhui Province			27,184	1.09%
Hubei Province	126,742	4.10	83,644	3.36%
Gansu Province			-	-
Zhejiang Province			6,134	0.25%
Heilongjiang Province			6,970	0.28%
Shanxi Province	23,383	0.79
	$3,090,754	100.00%	$2,487,454	100.00%

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

Shaanxi Dukang Group Co., Ltd., accounted for approximately 48% of our sales of our products for the year ended December 31, 2011.  Shaanxi Dukang Group Co., Ltd., accounted for approximately 41% and Henan Jiuquan Liquor Co., Ltd. accounted for more than 14% of our sales of our products for the year ended December 31, 2010.

We have begun to expand our distributorship and licensing programs and expect to reduce the dependence on these three distributors over the course of 2011.

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

We generally do not have any long-term or exclusive purchase commitments with any of our suppliers. Hunan Xinshiji Taochi Co., Ltd., Hunan Fengling Liangyou China Co., Ltd., Shanxi Wenxiyingfa Glass Co., Ltd., and Yuncheng Aofeng Glass Co., Ltd. each accounted for 29.7%, 9.8%, 9.4% and 10.9%, respectively, of our purchases of components for our products for the year ended December 31, 2011.

Xinshiji Taochi Co., Ltd., Hunan Fengling Liangyou China Co., Ltd., Shanxi Wenxiyingfa Glass Co., Ltd., and Chongqing World Guohua Technologu Co., Ltd each of which accounted for 18.4%, 12.6%, 10.8%, and 16.3%, respectively, of our purchases of components for our products for the fiscal year ended December 31, 2010.

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

RISK FACTORS

RISKS RELATED TO OUR BUSINESS

OUR AUDITORS HAVE NOTED THERE IS CERTAIN DOUBT ABOUT OUR ABILITY TO OPERATE AS A GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $22,292,346 at December 31, 2011 that includes losses of $(823,812) and $(1,007,607) for the years ended December 31, 2011 and 2010, respectively. These factors raise certain doubt about its ability to continue as a going concern.

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

WE HAVE HAD LOSSES FROM OPERATIONS AND ANTICIPATE LOSSES FOR THE FORESEEABLE FUTURE.

Since inception we have had limited revenues from operation. Revenues for the year ended December 31, 2011 totaled $3,090,754 as compared to $2,487,454 for the year ended 2010. For the year ended December 31, 2010 we experienced net income from operations of $423,776  as compared to net income from operations  of $207,901 for the year ended December 31, 2010. We expect to incur significant operating expenses and, as a result, will need to generate significant revenues to achieve profitability, which may not occur. Even if we do achieve profitability, we may be unable to sustain or increase profitability on an ongoing basis.

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

WE MAY BE AFFECTED BY RECENT CHANGES TO CHINA’S FOREIGN INVESTMENT POLICY, WHICH WILL CHANGE THE INCOME TAX RATE FOR FOREIGN ENTERPRISES.

On January 1, 2008 a new Enterprise Income Tax Law took effect. The new law revised income tax policy and set a unified income tax rate for domestic and foreign companies at 25 percent. It also abolishes favorable treatment for foreign invested enterprises. When the new law takes effect, foreign invested enterprises will no longer receive favorable tax treatment. Any earnings we may obtain may be adversely affected by the new law.

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

For more than a decade the exchange rate for the Renminbi (“RMB”) was pegged against the United States dollar leaving the exchange rates relatively stable at roughly 8 RMB for 1 US Dollar. The Chinese government announced in 2005 that it would begin pegging the Renminbi exchange rate against a basket of currencies, instead of relying solely on the U.S. dollar. This has recently caused the dollar to depreciate as against the RMB. As of December 31, 2011 , the rate was  6.36470 RMB for 1 US Dollar. Since all of our expected operations are in China, significant fluctuations in the exchange rate may materially and adversely affect our revenues, cash flow and overall financial condition.

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

Depreciation expense charged to operations was $471,809 and $366,490 for the year ended December 31, 2011 and 2010, respectively. The property, plant and equipment shown in the following chart are those held directly by the Company and the remaining properties are owned per a capital lease.

	December 31,	December 31,
	2011	2010

Building and warehouses	$3,274,587	$3,171,057
Machinery and equipment	2,306,197	2,015,433
Office equipment and furniture	191,972	182,278
Motor vehicles	370,878	341,059
Leased assets	2,457,187	2,300,810
	8,600,821	8,010,637

Less: Accumulated depreciation	(4,460,944)	(3,849,240)
	4,139,877	4,161,397

Add: Construction in progress	311,792	262,665

Total	$4,451,669	$4,424,062

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

Year	Pension Insurance Expense					Unemployment Insurance Expense					Total		Present Value as of December 31, 2010 (the incremental interest rate is 8%)
	Province average salary (RMB)	Annual increase rate	Percentage	No. of employees	Estimated pension insurance expense (RMB)	City average salary (RMB)	Annual increase rate	Percentage	No. of employees	Estimated pension insurance expense	USD$1.00=RMB¥6.36470 @12/31/2011
											(RMB)	(USD)	(RMB)	(USD)
2012	14,909	4%	20%	301	897,502	11,876	4%	2.50%	301	89,370	986,872	155,054	783,411	123,087
2013	15,505	4%	20%	282	874,483	12,351	4%	2.50%	282	87,078	961,561	151,077	706,776	129,524
2014	16,125	4%	20%	268	864,312	12,846	4%	2.50%	268	86,065	950,377	149,320	646,811	118,535
2015	16,770	4%	20%	258	865,344	13,359	4%	2.50%	258	86,168	951,512	149,498	599,614	109,886
2016	17,441	4%	20%	244	851,123	13,894	4%	2.50%	244	84,752	935,875	147,041	546,074	100,074
2017	18,139	4%	20%	228	827,124	14,449	4%	2.50%	228	82,362	909,486	142,895	491,367	90,048
2018	18,864	4%	20%	215	811,162	15,027	4%	2.50%	215	80,772	891,935	140,138	446,189	81,769
2019	19,619	4%	20%	199	780,828	15,629	4%	2.50%	199	77,752	858,580	134,897	397,689	72,881
2020	20,404	4%	20%	173	705,963	16,254	4%	2.50%	173	70,297	776,260	121,963	332,925	61,012
2021	21,220	4%	20%	148	628,103	16,904	4%	2.50%	148	62,544	690,647	108,512	274,265	50,262
2022	22,068	4%	20%	135	595,849	17,580	4%	2.50%	135	59,332	655,182	102,940	240,909	44,149
2023	22,951	4%	20%	113	518,698	18,283	4%	2.50%	113	51,650	570,348	89,611	194,181	35,586
2024	23,869	4%	20%	102	486,933	19,015	4%	2.50%	102	48,487	535,420	84,123	168,787	30,932
2025	24,824	4%	20%	77	382,290	19,775	4%	2.50%	77	38,067	420,357	66,045	122,698	22,486
2026	25,817	4%	20%	52	268,497	20,566	4%	2.50%	52	26,736	295,233	46,386	79,792	14,623
2027	26,850	4%	20%	41	220,167	21,389	4%	2.50%	41	21,923	242,091	38,036	60,583	11,102
2028	27,924	4%	20%	25	139,618	22,244	4%	2.50%	25	13,903	153,521	24,121	35,573	6,519
2029	29,041	4%	20%	18	104,546	23,134	4%	2.50%	18	10,410	114,957	18,062	24,664	4,520
2030	30,202	4%	20%	12	72,485	24,059	4%	2.50%	12	7,218	79,703	12,523	15,834	2,902
2031	31,410	4%	20%	6	37,692	25,022	4%	2.50%	6	3,753	41,446	6,512	7,624	1,397
2032	32,667	4%	20%	1	6,533	26,023	4%	2.50%	1	651	7,184	1,129	1,224	224
Total					10,939,256					1,089,290	12,028,546	1,889,884	6,176,988	1,111,518

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

We are not presently involved in any litigation that is material to our business. We are not aware of any pending or threatened legal proceedings. In addition, none of our officers, directors, promoters or control persons has filed or been involved for the past five years:

●	in any bankruptcy petition
●	in any conviction of a criminal proceeding or involved in a pending criminal proceeding (excluding traffic violations and minor offenses)
●	is subject to any order, judgment or decree enjoining, barring suspending or otherwise limiting their involvement in any type of business, securities, or banking activities,
●	has been found to have violated a federal or state securities or commodities law.

There have been no securities trading suspensions by any regulator, and there is no pending or threatened litigation for which the adverse effect, assuming an unfavorable outcome, would exceed $25,000.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

We did not submit any matters to a vote of security holders during the fiscal year of 2011 and 2010.

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

CALENDAR YEARS	BY QUARTER	BID PRICE
		LOW	HIGH
2011	First	$0.01	$0.06
	Second	0.01	0.02
	Third	0.02	0.03
	Fourth	0.02	0.02

2010	First	$0.02	$0.09
	Second	0.08	0.15
	Third	0.137	0.002
	Fourth	0.002	0.13

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

Number of Holders

As of April 15, 2012, we had 9,146 common shareholders of record.

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

We authorize liquor manufacturers who comply with our requirements to use certain sub brand names of “Baishui Dukang” to process the production of liquor and to sell to customers within the designated area in a certain period of time. The amount of licensing fee varies based on the sales territory and the number of sub brand names. We generally collect the entire licensing fee when the licensing contract is executed, and then recognize licensing fee revenue over the beneficial period described by the contract, as the revenue is realized or realizable and earned. We also authorize liquor stores who comply with our requirements to exclusively sell certain sub brand names of “Baishui Dukang” products within the designated area in a certain period of time. The amount of agency fee varies based on the sales territory and the number of sub brand names. We generally collect the entire agency fee when the agency contract is executed, and then recognize agency fee revenue over the beneficial period described by the contract, as the revenue is realized or realizable and earned

The company’s annual income increased from $2,487,454 in 2010 to $3,090,754 in 2011, which included $673,729, or 53.0% increase in sales of liquor, and $(70,429), or 5.8% increase in license fees.

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

I,  High requirements for inner management and market management have been put forward along with the company’s development. The company will further deepen the internal reform, strengthen the implementation of target responsibility system, implement the tasks, ascertain the responsibility, reduce the energy consumption, improve the efficiency, guarantee the quality, improve management’s ability of scientific and programmed decision-making, and decrease operation cost.

II,  The company will increase scientific research input, intensify the development of new product. Based on retaining the sales of matured product in existing market, the company will strive for annually putting two or three new product on the market, in order to suit varying customer needs. As income increases, china began to form a middle class. Therefore, company’s goal is to satisfy the high-end products needed by middle class consumer groups.

III,  As the expansion of sales territory and participation of strategic partner, it becomes more and more difficult to regulate the market. Further, company will increase the number of lawyer and market regulators, strengthen the supervision, send more officers to resident in strategic partner enterprise, implement rigid control on quality and sales territory, and strictly crack down on violations.

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

IV,  The company will expand the market method, gradually reduce our reliance on three agents, purchase or set up our own marketing team in due course, and instruct the relevant department to conduct the marketing research and feasibility analysis.

V,  The Liquor industry is a high tax industry in China, which affects profitability..The company located in Bai Shui County, Shaanxi Province. Prior to 2009 we had a preferential tax treatment agreement but that agreement has expired and we do not currently have any tax amelioration in place.

VI,  The principal raw materials for liquor-making are grain. Because the price of grain will be fluctuated with the influence of climate, it will increase the cost of production and further affect the corporate profit.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31 2011 AND DECEMBER 31, 2010

REVENUES

Gross revenues improved from $2,487,454 to $3,090,754for the years ended December 31, 2010 and 2011 respectively due primarily to the increase in sales of liquor. We recognize revenue when the earning process is complete which generally occurs when products are shipped, both title and the risks and rewards of ownership are transferred, or services have been rendered and accepted, the selling price is fixed or determinable, and collectability is reasonably assured. We do not provide unconditional rights of return and other concessions to our customers. Sales returns and other allowances have been immaterial in our operation.

The amount of revenues increased was $603,300 or 24.3% which attributable to an increase in sales of liquor whereas the Company to expanded its sales strategy. Sales of liquor improved $673,729, or 53.0% from $1,270,135 for the year ended December 31, 2010 to $1,943,864 for the year ended December 31, 2011. The Company expects to continue expand its customer base for liquor.

License fees decreased from $1,217,319 for the year ended December 31, 2010 to $1,146,890 for the year ended December 31, 2011, representing a decrease of $70,429, or 5.8%. License fees include fees payable by our licensees and agents.The slightly decrease is due to the decrease in the licenses fees, which was practically offset by the increase in the agent fees.

Management expects to put more emphasis on increasing the sale of liquor to more customers especially third party customers in 2012.

The breakdown for sales revenues for related parties and non-related parties as follows:

		For the Year Ended
		December 31,
		2011	2010
	Related Party	88.5%	93.8%
Distributor	Third Party	11.5%	6.2%
		100%	100%

	Related Party	-%	-%
Licensee	Third Party	100%	100%
		100%	100%

	Related Party	-%	-%
Agent	Third Party	100%	100%
		100%	100%

GROSS MARGIN

The overall gross margin for the year ended December 31, 2011 was 51.8% as compared to 50.0% for the comparable period of 2010.  Gross margin on sales of liquor was 23.3% for the year ended December 31, 2011, representing an increase of 1,046.8%, compared to gross margin of 2% for the comparable period in 2010. The increase significant increase in gross margin resulted from the increase of sales to unrelated third party customers.

		For the Year Ended			For the Year Ended
		December 31, 2011			December 31, 2010
		Costs of sales	Gross Profit	Gross Profit %	Revenue	Costs of sales	Gross Profit	Gross Profit %
	Related Party	1,428,205	292,825	17.01	1,191,111	1,222,183	31,072	-2.61%
Distributor	Third Party	62,394	160,440	72.00	79,024	22,127	56,897	72.01%
	Subtotal	1,490,599	453,265		1,270,135	1,244,310	25,825

	Related Party				-	-
Licensee	Third Party		293,821		806,535	-	806,535
	Subtotal		293,821		806,535	-	806,535

	Related Party				-	-
Agent	Third Party		853,069		410,784	-	410,784
	Subtotal		853,069		410,784	-	410,784
	Total	1,490,599	1,600,155	51.77	2,487,454	1,244,310	1,243,144	49.98%

OPERATING EXPENSES

Total operating expenses increased from $1,002,394 for the year ended December 31, 2010 to $1,104,778 for the year ended December 31, 2011, representing an increase of $102,384 or approximately 10.26%.

Selling expenses increased $29,967 or 17.4% from $142,212 in the year ended December 31, 2010 to $173,179 for the year ended December 31, 2011. The increase is due to a increase of $72,419 in advertising expenses from $23,258 in the year ended December 31, 2010 to $95,677 for the same period in 2011, as we increase our ads in media as we focus on expanding our customer base to sell our liquor. We have now finished most of our package design, so as our expenses for package design decrease from $5,266 in 2010 to $3,244 in 2011. We also decreased our travel and entertainment expenses from $14,979 to $10,896 and promotion expenses from $98,709 to $62,362 as we attended less promotion conference in 2011 than in 2010.

The increase in operating expenses was largely due to the increase in selling expenses of $29,967 and administrative expenses of $72,417, from $860,182 for the year ended December 31, 2010 to $932,599 for the year ended December 31, 2011.The increase was largely attributed to the increase of $109,523 in salaries and wages from $214,338 for the year ended 2010 to $323,861 for the same period in 2011, as we increased the average rate for our employees in 2011..Another large increase was in employee benefit and pension from $76,654 for the year ended 2010 to $106,925 for the same period of 2011,which was partially offset by our travel and entertainment expenses decreased from $175,976 for the year ended 2010 to $110,876 for the same period in 2011.

Our travel and entertainment expense decreased $65,100 from $175,976 in the year ended December 31, 2010 to $110,876 in the same period in 2011. The decreased in travel expenses was due to the Company has completed its relocation of some of offices; including the main offices of Xidenghui and Brand Management which occurred in the prior year.

Payroll increased from $214,338 at December 31, 2010 to $323,861 as as we increased the average rate for our employees. For those same periods, employee benefits and pension increased from $746,654 to $106,925 as we paid more benefit, such as food and housing, to keep our skillful employees; depreciation and amortization increased from $140,703 to $155,598 as the Company acquired additional fixed assets of $2.3 million during the year e2011, including a land use right of $1,988,380 at the end of 2010.

OTHER INCOME AND EXPENSES

The Company has incurred total interest expense and imputed interest expense of $980,523 and $985,231 for the years ended December 31, 2010 and 2011, respectively. The slightly increase in  interest expense was primarily due to the increase in the interest expenses   related to bank loans, which was practically offset by the decrease in the imputed interest expenses related to the  related parties’ loans for working capital purposes. The Company expects to reduce imputed interest expense since the Company has converted the debt to equity in the year ended 2011.

INCOME/LOSS FROM OPERATIONS

The Company had experienced a income from operations of $207,901in the year ended December 31, 2010 and $423,776 which reflects an improvement of $215,875 in the year ended December 31, 2011, The improvement was attributable to an increase in gross profit from $1,210,295 to $1,528,554 from year ended December 31, 2010 to 2011 resulted from the increase in sales to third party at a higher gross margin. The Company expect the sales to third party will continue to grow which will result in an increase of gross profit in 2012.

LIQUIDITY AND CAPITAL RESOURCES AS OF DECEMBER 31, 2011 AND 2010 AND FOR THE YEARS THEN ENDED

Net cash provided by operating activities in 2010 was $1,210,013, as cash used by operating activities was 291,103 for year ended December 31, 2011.The Changes were primarily due to the increase in inventory from 3,273,993 to $5,335,136 from year ended December 31, 2010 to 2011, and the cash used by accounts receivable increase from $0 in 2010 to $265,733 in 2011, due to our increases sales of liquor to third part customers.  This was partially offset by the increase in cash provided by accounts payable from $5,802 in 2010 to $284,406 in 2011. The increase in accounts payable was due to the increase in purchase of packing materials.

Cash flows used in investment activities increased from $(1,850,875) to $(2,608,139) for the years ended December 31, 2010 and December 2011, respectively. The increase was due primarily to the proceeds used to pay the  purchase of land use right, which was partially offset by our advance to related parties that decreased from ($1,551, 909) in 2010 to $(613, 987) in 2011

Net cash provided by financing activities for the years ended December 31, 2010 and 2011 were $1,815,626 and $1,411,694, respectively. The majority of the change was attributed to from the decrease in the proceeds from related parties from $5,388,390 in 2010 to $2,184,073 in 2011, which was offset by the increase in the amount of repayment to such loans from (4,015,324) in 2010 to $0 in 2011.  We paid back   bank loans of $772,379 in 2011, instead of borrowing $442,560 from the banks in 2010.

GENERAL

Access to short and long term sources of cash is important to the continuation of our research and development and commencement of our operations. Our ability to operate is limited by our financial capacity to obtain cash and additional lines of credit in the future.

Total assets for the periods ending 2011 and 2010 were $15,626,040 and $14,210,146 respectively.  Total current assets increased for the same periods from $5,968,025 to $7.254,737, which was primarily attributable to the increase of inventory, which increased from $3,273,993 at December 31, 2010 to $5,335,136 at December 31, 2011, which was partially offset by the decrease in our cash and cash equivalents from $1,994,126 as of December 31, 2011 to $968,370 on December 31, 2011.

Property, plant and equipment increased slightly from $4,424,062 at December 31, 2010 to $4,451,669 at December 31, 2011, as we purchased more fixed assets to expend our production capacity .  For the same respective periods long term investment increased slightly from $1,814,937 to $1,885,399 due to the changes in currency exchange rate. Liabilities decreased dramatically from $24, 020,008 as of December 31, 2009 to $6,156,606 on December 31, 2011, as we converted loans from related parties of $16,620,157 to paid-in capital and paid off our purchase of land use right in 2011.  Meanwhile, we also paid of bank loan of $756,224 in 2011, which was partially offset by the increase  of deferred revenue from $1,587,115 as of December 31, 2010 to $2,785,391 at December 31, 2011.

We have cash of $968,370 and $1,994,126 as of December 31, 2011 and 2010, respectively. We believe that we have sufficient cash to fund operations for approximately 12 months assuming that sales and margins remain constant.

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

For the Year ended December 31, 2011

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

Inventories consist of following:
	December 31,	December 31,
	2010	2009
Finished goods	$1,799,934	$948,300
Work-in-progress	2,700,921	1,985,260
Raw materials	154,603	102,934
Supplies and packing materials	679,678	237,499
Total	$5,335,136	$3,273,993

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

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

FINANCIAL REPORT

At December 31, 2011 and 2010 and
For the Years Ended December 31, 2011 and 2011

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

INDEX

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED BALANCE SHEETS	F-3

CONSOLIDATED STATEMENTS OF OPERATIONS	F-4

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)	F-5

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	F-6

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-8 - F-41

KEITH K. ZHEN, CPA
CERTIFIED PUBLIC ACCOUNTANT
2070 WEST 6TH STREET - BROOKLYN, NY 11223 - TEL (347) 408-0693 - FAX (347) 602-4868 - EMAIL :KEITHZHEN@GMAIL.COM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
China Du Kang Co., Ltd.

We have audited the accompanying consolidated balance sheets of China Du Kang Co., Ltd. and subsidiaries as of  December 31, 2011 and 2010, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the two-year period ended  December 31, 2011.  China Du Kang Co., Ltd.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Du Kang Co., Ltd. and subsidiaries as of  December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended  December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the company incurred an operating loss for each of the years in the two-year period ended  December 31, 2011, and as of December 31, 2011, had an accumulated deficit.  These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Keith K. Zhen, CPA
Keith K. Zhen, CPA
Brooklyn, New York
April 15, 2011 (Except for Note 1, August 9, 2011)

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$968,370	$1,994,126
Accounts receivable	270,276	-
Others receivable	2,427	74,210
Prepaid expenses (Note 5)	678,528	625,696
Inventories (Note 6)	5,335,136	3,273,993
Total current assets	7,254,737	5,968,025

Property, Plant and Equipment, net (Note 7)	4,451,669	4,424,062
Intangible assets, net (Note 8)	2,034,235	2,003,122
Long-term investment	1,885,399	1,814,937

Total Assets	$15,626,040	$14,210,146

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Bank loans (Note 13)	$-	$756,224
Accounts payable	1,215,285	891,409
Accrued expenses (Note 10)	352,964	160,512
Others payable	125,599	64,136
Land use right purchase payable	-	1,946,792
Taxes payable (Note 14)	661,296	491,137
Deferred revenue	2,785,391	1,587,115
Due to related parties (Note 11)	-	17,018,272
Employee security deposit	45,564	43,860
Lease liability-current	123,087	126,314
Total Current Liabilities	5,309,186	23,085,771

Long-term Liabilities:
Lease liability-long-term	847,420	934,237
Total Long-term Liabilities	847,420	934,237
Total Liabilities	6,156,606	24,020,008

Commitments and Contingencies (Note 21)	-	-

Shareholders' Equity:
China Du Kang Co., Ltd. Shareholders' Equity
Preferred stock, par value $0.001, 5,000,000 shares authorized;
none issued and outstanding as of no shares issued and outstanding as of
December 31, 2011 and December 31, 2010	-	-
Common stock, par value $0.001, 250,000,000 shares authorized;
100,113,791 shares issued and outstanding as of
86,000,000 shares issued and outstanding as of September 30, 2008 December 31, 2011 and 2010	100,114	100,114
Additional paid-in capital	27,385,386	14,699,903
Accumulated deficit	(22,292,346)	(21,449,649)
Accumulated other comprehensive income	(821,700)	(685,094)
Due from related parties (Note 9)	-	(2,577,187)
Total China Du Kang Co., Ltd. Shareholders' equity (deficit)	4,371,454	(9,911,913)
Noncontrolling Interest	5,097,980	102,051
Total Equity (Deficit)	9,469,434	(9,809,862)
Total Liabilities and Equity (Deficit)	$15,626,040	$14,210,146

See Notes to Consolidated Financial Statements

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2011	2010

Revenues
Sales of Liquor	$1,943,864	$1,270,135
License Fees	1,146,890	1,217,319
Gross Revenues	3,090,754	2,487,454

Costs of Revenues
Costs of Liquor Sold	1,562,200	1,277,159
Costs of License Fees	-	-
Total Costs of Sales	1,562,200	1,277,159

Gross Profit	1,528,554	1,210,295

Operating Expenses

Selling Expenses
Advertising expenses	88,896	23,258
Package design	3,244	5,266
Promotion expenses	69,143	98,709
Travel and entertainment	10,896	14,979
Total Selling Expenses	172,179	142,212

General and Administrative Expenses
Payroll	323,861	214,338
Employee benefit and pension	106,925	76,654
Depreciation and amortization expenses	155,598	140,703
Professional fees and consultancy fees	105,851	122,914
Office expenses	89,010	57,610
Vehicle expenses	34,012	38,469
Travel and entertainment	110,876	175,976
Other general and administrative expenses	6,466	33,518
Total General and Administrative Expenses	932,599	860,182

Total Operating Expenses	1,104,778	1,002,394

Income from Operations	423,776	207,901

Other Income (Expenses)
Interest income	5,657	2,865
Interest Expenses-bank loan	(34,844)	(20,124)
Interest Expenses-capital lease	(21,468)	(10,467)
Imputed interest	(928,919)	(949,932)
Governmental subsidy	-	75,279
Other income (expense)	4,444	(10,213)
	(975,130)	(912,592)

Lose before Provision for Income Tax	(551,354)	(704,691)

Provision for Income Tax (Note 16)	(144,647)	(192,503)

Net Loss	(696,001)	(897,194)

Less: Net income attributable to noncontrolling interest	127,811	110,410

Net Loss attributable to
China Du Kang Co., Ltd.	$(823,812)	$(1,007,604)

Basic and Fully Diluted Loss per Share	$(0.01)	$(0.01)

Weighted average shares outstanding	100,113,791	100,113,791

See Notes to Consolidated Financial Statements

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Year Ended
	December 31,
	2011	2010

Net Loss	$(696,001)	$(897,194)
Other comprehensive loss, net of tax:
Effects of foreign currency conversion	(150,966)	(238,900)
Total other comprehensive loss, net of tax	(150,966)	(238,900)
Comprehensive loss	(846,967)	(1,136,094)
Comprehensive loss attributable to
the noncontrolling interest	(132,336)	(112,831)
Comprehensive loss attributable to
China Du Kang Co., Ltd.	$(979,303)	$(1,248,925)

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2011 AND 2010

	China Du Kang Co., Ltd. Shareholders
					Accumulated
	Common Stock		Additional		Other	Due from	Total
	$0.001 Par Value		Paid-in	Accumulated	Comprehensive	Related	Shareholders'	Noncontrolling	Comprehensive	Total
	Shares	Amount	Capital	Deficit	Income	Parties	Equity	Interest	Income	Equity
Balances at
December 31, 2009	100,113,791	$100,114	$13,749,971	$(20,442,045)	$(443,773)	$(1,111,566)	$(8,147,299)	$(10,780)		$(8,158,079)

Imputed interest allocated	-	-	949,932	-	-	-	949,932	-		949,932

Comprehensive income
Net income	-	-	-	(1,007,604)	-	-	(1,007,604)	110,410	$(897,194)	(897,194)
Other comprehensive income, net of tax:
Effects of foreign currency conversion	-	-	-	-	(241,321)	-	(241,321)	2,421	(238,900)	(238,900)
Total comprehensive income									$(1,136,094)

Due from related parties	-	-	-	-	-	(1,465,621)	(1,465,621)	-		(1,465,621)
Balances at
December 31, 2010	100,113,791	$100,114	$14,699,903	$(21,449,649)	$(685,094)	$(2,577,187)	$(9,911,913)	$102,051		$(9,809,862)

Imputed interest allocated	-	-	928,919	-	-	-	928,919			928,919

Debt conversion	-	-	11,756,564	-	-	-	11,756,564	4,863,593		16,620,157

Comprehensive income
Net income	-	-	-	(823,812)	-	-	(823,812)	127,811	$(696,001)	(696,001)
Other comprehensive income, net of tax:
Effects of foreign currency conversion	-	-	-	-	(155,491)	-	(155,491)	4,525	(150,966)	(150,966)
Total other comprehensive income									(150,966)
Total comprehensive income									$(846,967)

Due from related parties	-	-	-	-	-	2,577,187	2,577,187	-		2,577,187
Balances at
December 31, 2011	100,113,791	$100,114	$27,385,386	$(22,273,461)	$(840,585)	$-	$4,371,454	$5,097,980		$9,469,434

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2011	2010
Cash Flows from Operating Activities

Net loss including noncontrolling interest	$(696,001)	$(897,194)
Adjustments to reconcile net loss
including noncontrolling interest to net cash
provided (used) by operating activities:
Imputed interest	928,919	949,932
Depreciation	471,809	366,490
Amortization	45,717	12,087
Changes in operating assets and liabilities:
(Increase)/Decrease in others payable	(192,324)	(4,669)
(Increase)/Decrease in prepaid expenses	(28,061)	(98,923)
(Increase)/Decrease in inventories	(1,901,527)	(475,529)
Increase/(Decrease) in accounts payable	284,406	5,802
Increase/(Decrease) in accrued expenses	183,090	63,215
Increase/(Decrease) in other payable	57,982	(42,590)
Increase/(Decrease) in taxes payable	148,552	281,246
Increase/(Decrease) in deferred revenue	1,117,553	1,216,097
Increase/(Decrease) in employee security deposit	-	(35,111)
Increase/(Decrease) in lease liabilities	(129,012)	(130,840)
Net cash provided by operating activities	291,103	1,210,013

Cash Flows from Investing Activities

Purchase of fixed assets	(312,765)	(458,311)
Purchase of land use right	(1,988,380)	-
Advances to related parties	(613,987)	(1,551,909)
Collections of advances to related parties	306,993	159,345
Net cash used by investing activities	(2,608,139)	(1,850,875)

Cash Flows from Financing Activities

Bank loans	(772,379)	442,560
Proceeds from related parties	2,184,073	5,388,390
Repayments to related parties	-	(4,015,324)
Net cash provided by financing activities	1,411,694	1,815,626

Increase (decrease) in cash	(905,342)	1,174,764
Effects of exchange rates on cash	(120,414)	199,890
Cash at beginning of period	1,994,126	619,472
Cash at end of period	$968,370	$1,994,126

Supplemental Disclosures of Cash Flow Information:
Cash paid during year for:
Interest	$56,312	$30,591

Noncash Investing and Financing Activities:
Related party debt converted to equity	$16,620,157	$-

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

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1- ORGANIZATION AND BUSINESS BACKGROUND (continued)

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

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1- ORGANIZATION AND BUSINESS BACKGROUND (continued)

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

Note 3- GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $22,292,346 at December 31, 2011 that includes losses of $823,812 and $1,007,604 for the year ended December 31, 2011 and 2010, respectively. These factors raise substantial doubt about its ability to continue as a going concern.

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

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
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

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

Period Covered	Balance Sheet Date Rates	Average Rates

Year ended December 31, 2011	6.36470	6.47351
Year ended December 31, 2010	6.61180	6.77875

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

Long-term Investment

On March 1, 2006, Xidenghui executed an investment agreement with Shaanxi Yichuan Nature Park Co., Inc., pursuant to which, Xidenghui agreed to invest cash of $1,596,254 (RMB 12,000,000) to establish a joint-venture named Shaanxi Yellow-river Bay Wenquan Lake Park Co., Ltd., F/K/A Shaanxi Yellow-river Wetlands Park Co., Ltd., and owns 7.9% equity ownership interest therein. Shaanxi Yellow-river Wetlands Park Co., Ltd. is engaged in the business of recreation and entertainment.

Xidenghui finished the investment contribution in September 2007.  As the project is currently ongoing, the Management believes the amount invested approximates the fair value and uses the cost method to record the investment.

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with the FASB ASC 720-35, “Advertising Costs". The advertising costs were $88,896, and $25,452 for the years ended December 31, 2011 and 2010, respectively.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4- SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and Development Costs

Research and development costs relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed when incurred in accordance with the FASB ASC 730, "Research and Development". Research and development costs were immaterial for the year ended December 31, 2011 and 2010, respectively.

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

Sales Tax and Sales Tax Affixation

Brand Management derives license fees revenue, which is subject to sales tax and sales tax affixation in PRC. Sales tax rate is 5% of the gross sales, and sales tax affixation is approximately 10% of the sales tax, or 0.05% of the gross sales. The Company presents sales tax and sales tax affixation on a net basis.

Excise Tax

Baishui Dukang produces and distributes distilled liquor, which is subject to excise tax in PRC. Excise tax rate is $0.14 (RMB1.00) per kilogram and 10%-20% of gross sales revenue. The Company presents excise tax on a net basis.

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

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4- SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Imputed Interest

The Company has financed it business operation through short-term borrowings from various related parties. These short-term borrowings are non-secured, non-interest bearing with no fixed repayment date. The imputed interests are assessed as an expense to the business operation and an addition to the paid-in capital. The calculation is performed quarterly  based on the average outstanding balance and the market interest rate. The interest rate used in the calculation of imputed interest for the year ended December 31, 2011 and 2010 was 6.375% and 6.375%, respectively, which approximates the interest rate of our bank loans.

Pension and Employee Benefits

Full time employees of the PRC entities participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Company to accrue for these benefits based on certain percentages of the employees' salaries. The Management believes full time employees who have passed the probation period are entitled to such benefits.  The total provisions for such employee benefits was $77,577 and $76,654 for the year ended December 31, 2010 and 2009, respectively.

Government Subsidies

The Company records government grants as current liabilities upon reception.   A government subsidy revenue is recognized only when there is reasonable assurance that the Company has complied with all conditions attached to the grant.  The Company recognized government subsidy of $0 and $75,279 for the year ended December 31, 2010 and 2009, respectively.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4- SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company may from time to time be assessed interest or penalties by major tax jurisdictions. In the event it receives an assessment for interest and/or penalties, it will be classified in the financial statements as tax expense.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
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

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4-  SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with FASB ASC 260, “Earnings Per Share” , which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There are no potentially dilutive securities outstanding (options and warrants) for the year ended December 31, 2011 and 2010, respectively.

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

In June 2011, the FASB issued amended disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in equity. Under the amended guidance, all changes in OCI are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The changes are effective January 1, 2012. Early application is permitted.  The Management does not expect the  adoption of this new guidance will have a material effect on the Company’s financial position, results of operations, and cash flows.

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

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5-  PREPAID EXPENSES

Prepaid expenses consist of the following:

	December 31,	December 31,
	2011	2010

Machinery and parts	$20,520	$39,626
Raw materials and supplies	519,629	485,372
Packing and supply materials	138,379	96,626
Office expenses	-	4,072
Total	$678,528	$625,696

Note 6-  INVENTORIES

Inventories consist of following:

	December 31,	December 31,
	2011	2010

Finished goods	$1,799,934	$948,300
Work-in-progress	2,700,921	1,985,260
Raw materials	154,603	102,934
Supplies and packing materials	679,678	237,499
	$5,335,136	$3,273,993

Note 7-   PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment:

	December 31,	December 31,
	2011	2010

Building and warehouses	$3,274,587	$3,171,057
Machinery and equipment	2,306,197	2,015,433
Office equipment and furniture	191,972	182,278
Motor vehicles	370,878	341,059
Leased assets	2,457,187	2,300,810
	8,600,821	8,010,637

Less: Accumulated depreciation	(4,460,944)	(3,849,240)
	4,139,877	4,161,397

Add: Construction in progress	311,792	262,665

Total	$4,451,669	$4,424,062

Depreciation expense charged to operations was $471,809 and $366,490 for the year ended December 31, 2011 and 2010, respectively.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8-   INTANGIBLE ASSETS

The following is a summary of intangible assets, less amortization:

	December 31,	December 31,
	2011	2010

Land use right	$2,085,341	$2,007,407
Trade Mark of "Xidenghui"	70,702	68,060
Trade Mark of "Baishui Du Kang"	25,924	24,955
Total intangible assets	2,181,967	2,100,422

Less: Accumulated amortization	(147,732)	(97,300)

Total intangible assets, net	$2,034,235	$2,003,122

Amortization expense charged to operations was $45,717 and $12,087 for the year ended December 31, 2010 and 2009, respectively.

Note 9-   DUE FROM RELATED PARTIES

Due from related parties consists of the following:

		December 31,	December 31,
Name of Related Party	Description	2011	2010

Shaanxi Yellow-river Bay Wenquan Lake Park Co., Ltd.,	Non-consolidated,
F/K/A Shaanxi Yellow-river Wetlands Park Co., Ltd.	7.9% owned subsidiary	$-	$1,777,125
Shaanxi Gurong Agriculture Development Co., Ltd.	Affiliate 9	-	385,674
Shaanxi Zhongke Spaceflight Agriculture
Development Stock Co., Ltd.	Affiliate 2	-	15,102
Shaanix Mining New Energy Co., Ltd.	Affiliate 10	-	399,286
Total		$-	$2,577,187

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

Note 10-    ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,	December 31,
	2011	2010

Accrued payroll	$84,933	$26,448
Accrued employee benefits	59,000	59,312
Accrued pension and employee benefit	138,643	69,824
Accrued office expenses	70,388	4,928
Total	$352,964	$160,512

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11-  DUE TO RELATED PARTIES

Due to related parties consists of the following:

		December 31,	December 31,
Name of Related Party	Description	2011	2010

Shaanxi Dukang Group Co., Ltd.	Affiliate 1	$-	$3,354,548
Shaanxi Zhongke Spaceflight Agriculture Development Stock Co., Ltd.	Affiliate 2	-	-
Shaanxi Baishui Dukang Marketing Management Co., Ltd.	Affiliate 3	-	13,306
Shaanxi Baishui Dukang Commercial and Trade Co., Ltd.	Affiliate 4	-	74,668
Shaanxi Baishui Dukang Spirits Industry Development Co., Ltd.	Affiliate 5	-	865,303
Shaanxi Baishui Shiye Co., Ltd.(F/K/A Shaanxi Baishui Dukang Trade Co., Ltd.)	Affiliate 6	-	399,649
Shaanxi Lantian Fuping Investment Co., Ltd.	Affiliate 7	-	302,489
Shaanxi Changjiang Petrol Co., Ltd.	Affiliate 8	-	252,579
Mr. Hongjun Zhang	Shareholder	-	2,095,957
Mr. Guoqi Diao	Prior director of Xidenghui	-	406,482
Ms. Ping Li	Secretary of the Board	-	602,755
Mr. Pingjun Nie	Shareholder	-	4,526,035
Ms. Hong Ge	Prior director of Xidenghui	-	273,670
Mr. Hailong Tian	Prior director of Xidenghui	-	2,861,891
Ms. Ming Chen	Shareholder	-	182,387
Mr. Shengli Wang	Prior director of Xidenghui	-	806,553
Total		$-	$17,018,272

The "Due to related party" are working capital loans. The Imputed interest expense charged to operations was $928,919 and $949,932 for the year ended December 31, 2011 and 2010, respectively.

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

On July 1, 2011, the Company entered into debt conversion agreements with various affiliated companies, related directors and shareholders (collectively the "Related Parties") pursuant to which approximately $16,620,904 (RMB ￥16,620,904) of debt owed to the Related Parties by the Company's subsidiaries, Shaanxi Xidenghui Technology Stock Co., Ltd. and Shannxi Baishui Dukang Liquor Co., Ltd. (the "Subsidiaries") would be contributed to paid-in capital of the Subsidiaries, and the non-controlling interest as some of the related parties are minority shareholders, as more fully disclosed in Note 19.

Note 12-  SALES OF LIQUOR TO RELATED PARTY

The Company generally sells liquor to liquor distributors. Some of these liquor distributors are our affiliates, which are directly or indirectly, beneficially and in the aggregate, majority-owned and controlled by directors and principal shareholders of the Company.  The price will be different if we sell to third parties. The amount sold to these affiliates follows:

		For the Year Ended December 31,
Name of Related Party	Description	2011	2010

Shaanxi Dukang Group Co., Ltd.	Affiliate 1	$1,474,019	$1,028,897
Shaanxi Baishui Shiye Co., Ltd.(F/K/A Shaanxi Baishui Dukang Trade Co., Ltd.)	Affiliate 6	247,012	162,214
		$1,721,030	$1,191,111

Refer to Note 11 for the nature of the affiliation of each related party.

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

Note 14-  TAXES PAYABLE

Taxes payable consists of the following:

	December 31,	December 31,
	2011	2010

Income tax	$469,626	$310,453
Sales tax and sales tax affixation	142,148	95,952
Excise taxes	44,694	35,768
Value-added Tax ("VAT")	2,429	19,726
Other taxes	2,399	29,238
Total taxes payable	$661,296	$491,137

Note 15-  SEGMENT REPORTING

The Company operates in two reportable business segments that are determined based upon differences in products and services. Summarized information by business segment for the year ended December 31, 2011 and 2010 is as follows:

	For the year Ended
	December 31,
	2011	2010
REVENUE
Sales of Liquor	$1,943,864	$1,270,135
Franchise Fees	1,146,890	1,217,319

COST OF SALES
Sales of Liquor	$1,562,200	$1,244,310
Franchise Fees	-	-

GROSS PROFITS
Sales of Liquor	$381,664	$25,825
Franchise Fees	1,146,890	1,217,319

	December 31, 2011	December 31, 2010

TOTAL ASSETS OF LIQUOR PRODUCTION AND DISTRIBUTION	$12,139,862	$12,314,784

TOTAL ASSETS OF BRAND NAME FRANCHISE	$4,201,880	$3,576,180

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15-  SEGMENT REPORTING (continued)

Major Customers

The following major customers accounted for approximately 5% or more of the Company’s total sales as summarized in the following:

		For the Year Ended December 31,
		2011		2010
Major	Type of		Percentage of		Percentage of
Customers	Customer	Revenue	Total Revenue	Revenue	Total Revenue
Shaanxi Dukang Group Co., Ltd.	Distributor	$1,474,019	47.69%	$1,028,897	41.36%
Shaanxi Baishui Dukang Spirits Industry Development Co., Ltd.	Distributor	-	-	148	0.01%
Shaanxi Baishui Dukang Shiye Co., Ltd.	Distributor	247,012	7.99%	162,214	6.52%
Henan Zhechenxian Eastern Liquor Co., Ltd.	Licensee	-	-	20,330	0.82%
Henan Jiuquan Liquor Co., Ltd.	Licensee	-	-	355,254	14.28%
Mr. Jincai Bai	Licensee	-	-	125,466	5.04%
Ms. Xiaoyan Shi	Agent	204,737	6.62%	-
Mr. Anxian Xie	Agent	175,488	5.68%	160,317	6.45%
Ms. Sue Dong	Agent	170,614	5.52%	138,942	5.59%
Total		$2,271,869	73.51%	$1,991,568	80.07%

Major Suppliers

The following major suppliers accounted for approximately 5% or more of the Company’s total purchase as summarized in the following:

	For the Year Ended December 31,
	2011		2010
Major		Percentage of		Percentage of
Suppliers	Purchase	Total Purchase	Purchase	Total Purchase
Sichuan Yibingong Mould Factory Co., Ltd.	$-		$61,253	9.48%
Guang an Detai Glass Co., Ltd.	105,768	7.29%	-	-
Hunan Xinshiji Taochi Co., Ltd.	430,317	29.68%	118,948	18.40%
Wuhan Huaruiyang Stainless Co., Ltd.	-		60,317	9.33%
Hunan Fengling Liangyou China Co., Ltd.	141,768	9.78%	81,278	12.58%
Shanxi Wenxiyingfa Glass Co., Ltd.	135,671	9.36%	69,549	10.76%
Hunan Dexing China Co., Ltd.	101,743	7.02%	-	-
Mr. Liu, Zhiming	-		45,047	6.97%
Chongqing World Guohua Technology Co., Ltd.	-		105,163	16.27%
Yuncheng Aofeng Glass Co., Ltd.	158,216	10.91%	-	-
Total	$1,073,485	74.03%	$541,555	83.79%

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
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

The provision for income taxes consisted of the following:

	For the Year Ended
	December 31,
	2011	2010

Provision for US Income Tax	$-	$-
Provision for PRC national income tax *	144,647	192,503
Provision for PRC local income tax	-	-
Total provision for income taxes	$144,647	$192,503

* While the Company incurred a loss in both 2011 and 2010, one of our subsidiary, Brand Management, incurred a profit in 2011 and 2010, and accordingly accrued a income tax of $144,647 and $192,503 for the year ended December 31, 2011 and 2010, respectively.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16-INCOME TAX (continued)

The following table reconciles the PRC statutory rates to the Company’s effective tax rate:

	For the Year Ended
	December 31,
	2011	2010

U.S. Statutory rate	34.00%	34.00%
Foreign income not recognized in USA	-34.00%	-34.00%
PRC income tax rate	25.00%	25.00%
Effective income tax rate	25.00%	25.00%

The provision for income taxes consisted of the following:

	For the Year Ended
	December 31,
	2011	2010

Current Income Tax *	$144,647	$192,503
Deferred Income Tax	-	-
Total provision for income taxes	$144,647	$192,503

The components of deferred tax assets and deferred tax liabilities consisted of the following:

	For the Year Ended
	December 31,
	2011	2010
Deferred Tax Assets
Net operating loss carry-forward	$1,855,914	$1,535,666
Less: valuation allowance	(1,855,914)	(1,535,666)
Net deferred tax assets	$-	$-

	For the Year Ended
	December 31,
	2011	2010

Deferred Tax Liabilities	$-	$-

As of December 31, 2011 and 2010, the Company had net operating losses of approximately $7,423,654 and $6,142,115 carried forward from prior years.  Although the PRC Income Tax Law allows the enterprises to offset their future taxable income with operating losses carried forward in a 5-year period, enterprises need approval from local tax authority before they can claim such tax benefit, and the outcome of the application is generally uncertain.  In addition, the Management believes that there is no certainty that the Company will realize taxable income in the future. Therefore, the Management established a 100% valuation allowance for the operation losses carried forward and no deferred tax assets have been recorded as a result of these losses.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17- RECONCILIATION OF TAXES PAYABLE OF BRAND MANAGEMENT

Brand Management derives license fees revenue from its operations.  The license fee is subject to sales tax and sales tax affixation in PRC. Sales tax rate is 5% of the gross sales, and sales tax affixation is approximately 10% of the sales tax, or 0.05% of the gross sales. The Company presents sales tax and sales tax affixation on a net basis. In addition, Brand Management is subject to effective income tax rate of 25% on its taxable income. The following is the reconciliation of sales tax and sales tax affixation, and income tax for the years ended December 31, 2011 and 2010.

	For the Year Ended December 31,
	2011	2010
Sales Tax and Sales Tax Affixation
Beginning Balance	$95,952	$37,250
Gross sales of $1,211,476 and $1,288,168
for the year ended 12/31/2011 and 2010, respectively.	64,586	70,849
Taxes paid in the year ended 12/31/2011	(26,934)	(15,484)
Effect of foreign currency exchange rate change	8,544	3,337
Ending Balance	$142,148	$95,952

	For the Year Ended December 31,
	2011	2010
Income Tax
Beginning Balance	$310,453	$109,361
Taxable income of $770,013 and $578,590
for the year ended 12/31/2011 and 2010, respectively	144,648	192,503
Taxes paid in the year ended 12/31/2011	-	-
Effect of foreign currency exchange rate change	14,525	8,589
Ending Balance	$469,626	$310,453

Refer to Note 14 for Taxes Payable

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18-OWNERS' EQUITY

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18-OWNERS' EQUITY (continued)

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

On March 1, 2005, Xidenghui amended its Bylaws to increase its registered capital to $19,485,320 (RMB 161,280,000).

On October 1, 2011, Xidenghui amended its Bylaws to increase its registered capital to $23,964,642 (RMB 189,803,210), as more fully disclosed in Note 19.

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

On July 29, 2003, Baishui Dukang amended its Bylaws to increase its registered capital to $5,603,479 (RMB 46,380,000). Xidenghui remains 90.51% equity ownership interest in Baishui Dukang.

Shaanxi Baishui Dukang Liquor Brand Management Co., Ltd. ("Brand Management")

In accordance with the Articles of Incorporation of Brand Management, the registered capital at the date of incorporation on November 12, 2007 was $136,722 (RMB1,000,000), which was fully paid in cash by two individual owners.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19-RELATED PARTIES' DEBT CONVERSION

On July 1, 2011, the Company entered into debt conversion agreements with various affiliated companies, related directors and shareholders (collectively the "Related Parties") pursuant to which approximately $16,620,157 (RMB ￥106,583,211) of debt owed to the Related Parties by the Company's subsidiaries, Shaanxi Xidenghui Technology Stock Co., Ltd. and Shannxi Baishui Dukang Liquor Co., Ltd. (the "Subsidiaries") would be contributed to paid-in capital of the Subsidiaries, and the non-controlling interest as some of the related parties are minority shareholders.  $4,447,995 (RMB ￥23,523,211) of the total $16,620,157 (RMB ￥106,583,211) contribution will increase the registered capital of Shaanxi Xidenghui Technology Stock Co., Ltd., and is subject to approval by the Chinese Regulators.  The Company has submitted the application which was accepted by the government agency. Therefore, the Company finished the contribution on October 1, 2011, upon which the Company stopped recording imputed interest and reclassify the debt to paid-in capital and non-controlling interest.  The detail of contribution was disclosed in the following.

	Name of Subsidiary
Debit was converted into paid-in capital of	Shannxi Baishui Dukang Liquor Co., Ltd.	Shaanxi Xidenghui Technology Stock Co., Ltd.	Total
The Company	$-	$11,756,564	$11,756,564
Non-controlling Interest	218,865	4,644,728	4,863,593
Total	$218,865	$16,401,292	$16,620,157

The contribution to the non-controlling interest of Shannxi Baishui Dukang Liquor Co., Ltd. does not change the non-controlling interest's percentage of the equity ownership interest, as the contribution was an offset against the outstanding subscription receivable and the bylaws of  Shannxi Baishui Dukang Liquor Co., Ltd. was not amended.

The contribution to the non-controlling interest of Shaanxi Xidenghui Technology Stock Co., Ltd. changes the non-controlling interest's percentage of the equity ownership interest from 1.76% to 16.53% , as this contribution is considered to be an increase in the registration capital of Shaanxi Xidenghui Technology Stock Co., Ltd. , and the bylaws of Shaanxi Xidenghui Technology Stock Co., Ltd. is amended.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20-  NONCONTROLLING INTEREST

Balance of Noncontrolling Interest consists of the following:

	Subsidiary and Noncontrolling Interest percentage
	Brand Management	Baishui Dukang	Xidenghui	Total Noncontrolling
	30.00%	9.49%	16.53% (4)	Interest

Balance @ December 31, 2007	$40,057	$85,189	$- (1)	$125,246

Noncontrolling Interest income (Loss)	(42,081)	(45,176)	-	(87,258)

Other Comprehensive Income (Loss)-
effects of Foreign Currency Conversion	2,024	5,003	-	7,028

Balance @ December 31, 2008	$-	$45,016	$-	$45,016

Noncontrolling Interest income (Loss)	28,071	(60,287)	(23,661)	(55,878)

Other Comprehensive Income (Loss)-
effects of Foreign Currency Conversion	15	79	(13)	82

Balance @ December 31, 2009	$28,086	$(15,192)	$(23,674)	$(10,780)

Noncontrolling Interest income (Loss)	173,253	(44,796)	(18,047)	110,410

Other Comprehensive Income (Loss)-
effects of Foreign Currency Conversion	5,332	(1,648)	(1,263)	2,421

Balance @ December 31, 2010	$206,671	$(61,636)	$(42,984)	$102,051

Noncontrolling Interest income (Loss)	130,183	(29,866)	27,494	127,810

Debt Conversion		218,865	4,644,728	4,863,593

Other Comprehensive Income (Loss)-
effects of Foreign Currency Conversion	2,225	(509)	2,809	4,526

Balance @ December 31, 2011	$339,079	$126,854	$4,632,047	$5,097,980

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20-  NONCONTROLLING INTEREST (continued)

Noncontrolling interest income consists of the following:

	For the Year Ended December 31, 2011
Name of Subsidiary	Brand Management		Baishui Dukang		Xidenghui		Parent/Holding Company
	Total Income	Noncontrolling Interest Income	Total Income	Noncontrolling Interest Income	Total Income	Noncontrolling Interest Income	Total Income		Noncontrolling Interest Income
	100%	30%	100%	9.49%	100%	16.53%	(4)

Net Income (Loss)	$433,942	$130,183	$(314,709)	$(29,866)	$(814,314)	$2,943	$(917)		$-

Reverse adjustment made in prior year to
intercompany profit	-	-	-	-	-	-	-		-

Income (Loss) from subsidiary
(equity method)	-	-	-	-	18,917	24,550	(822,891)		127,810

Total Income (Loss)	433,942	130,183	(314,709)	(29,866)	(795,397)	27,494	(823,808)		127,810

Less: Income (Loss) attributable to
noncontrolling interest	(130,183)	-	29,866	-	(27,494)	-	-		-

Income (Loss) attributable to Majority	$303,760		$(284,843)		$(822,891)		$(823,808	)(3)
Income (Loss) attributable to
noncontrolling interest		$130,183		$(29,866)		$27,494			$127,810

	For the Year Ended December 31, 2010
Name of Subsidiary	Brand Management		Baishui Dukang		Xidenghui		Parent/Holding Company
	Total Income	Noncontrolling Interest Income	Total Income	Noncontrolling Interest Income	Total Income	Noncontrolling Interest Income	Total		Noncontrolling
	100%	30%	100%	9.49%	100%	1.76%	Income		Interest Income

Net Income (Loss)	$577,509	$173,253	$(472,032)	$(44,796)	$(1,015,763)	$(17,877)	$(244)		$-

Reverse adjustment made in prior year to
intercompany profit	-	-	-	-	13,332	235	-		-

Income (Loss) from subsidiary
(equity method)	-	-	-	-	(22,980)	(404)	(1,007,363)		110,410

Total Income (Loss)	577,509	173,253	(472,032)	(44,796)	(1,025,410)	(18,047)	(1,007,607)		110,410

Less: Income (Loss) attributable to
noncontrolling interest	(173,253)	-	44,796	-	18,047	-	-		-

Income (Loss) attributable to Majority	$404,257		$(427,237)		$(1,007,363)		$(1,007,607	)(3)
Income (Loss) attributable to
noncontrolling interest		$173,253		$(44,796)		$(18,047)			$110,410

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

(4) The non-controlling interest percentage increased from 1.76% to 16.53% on October 1, 2011, as some minority shareholders contributed their loans to Shaanxi Xidenghui Technology Stock Co., Ltd. To paid-in capital, as more fully disclosed in Note 19.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21-COMMITMENTS AND CONTINGENCIES

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

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21-COMMITMENTS AND CONTINGENCIES  (continued)

Lease (continued)

Estimated Pension and Unemployment Insurance Expenses

Year	Pension Insurance Expense					Unemployment Insurance Expense					Total		Present Value as of December 31, 2010 (the incremental interest rate is 8%)
	Province average salary (RMB)	Annual increase rate	Percentage	No. of employees	Estimated pension insurance expense (RMB)	City average salary (RMB)	Annual increase rate	Percentage	No. of employees	Estimated pension insurance expense	USD$1.00=RMB¥6.36470 @12/31/2011
											(RMB)	(USD)	(RMB)	(USD)
2012	14,909	4%	20%	301	897,502	11,876	4%	2.50%	301	89,370	986,872	155,054	783,411	123,087
2013	15,505	4%	20%	282	874,483	12,351	4%	2.50%	282	87,078	961,561	151,077	706,776	129,524
2014	16,125	4%	20%	268	864,312	12,846	4%	2.50%	268	86,065	950,377	149,320	646,811	118,535
2015	16,770	4%	20%	258	865,344	13,359	4%	2.50%	258	86,168	951,512	149,498	599,614	109,886
2016	17,441	4%	20%	244	851,123	13,894	4%	2.50%	244	84,752	935,875	147,041	546,074	100,074
2017	18,139	4%	20%	228	827,124	14,449	4%	2.50%	228	82,362	909,486	142,895	491,367	90,048
2018	18,864	4%	20%	215	811,162	15,027	4%	2.50%	215	80,772	891,935	140,138	446,189	81,769
2019	19,619	4%	20%	199	780,828	15,629	4%	2.50%	199	77,752	858,580	134,897	397,689	72,881
2020	20,404	4%	20%	173	705,963	16,254	4%	2.50%	173	70,297	776,260	121,963	332,925	61,012
2021	21,220	4%	20%	148	628,103	16,904	4%	2.50%	148	62,544	690,647	108,512	274,265	50,262
2022	22,068	4%	20%	135	595,849	17,580	4%	2.50%	135	59,332	655,182	102,940	240,909	44,149
2023	22,951	4%	20%	113	518,698	18,283	4%	2.50%	113	51,650	570,348	89,611	194,181	35,586
2024	23,869	4%	20%	102	486,933	19,015	4%	2.50%	102	48,487	535,420	84,123	168,787	30,932
2025	24,824	4%	20%	77	382,290	19,775	4%	2.50%	77	38,067	420,357	66,045	122,698	22,486
2026	25,817	4%	20%	52	268,497	20,566	4%	2.50%	52	26,736	295,233	46,386	79,792	14,623
2027	26,850	4%	20%	41	220,167	21,389	4%	2.50%	41	21,923	242,091	38,036	60,583	11,102
2028	27,924	4%	20%	25	139,618	22,244	4%	2.50%	25	13,903	153,521	24,121	35,573	6,519
2029	29,041	4%	20%	18	104,546	23,134	4%	2.50%	18	10,410	114,957	18,062	24,664	4,520
2030	30,202	4%	20%	12	72,485	24,059	4%	2.50%	12	7,218	79,703	12,523	15,834	2,902
2031	31,410	4%	20%	6	37,692	25,022	4%	2.50%	6	3,753	41,446	6,512	7,624	1,397
2032	32,667	4%	20%	1	6,533	26,023	4%	2.50%	1	651	7,184	1,129	1,224	224
Total					10,939,256					1,089,290	12,028,546	1,889,884	6,176,988	1,111,518

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

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21-COMMITMENTS AND CONTINGENCIES (continued)

Lack of Insurance

The Company does not carry any business interruption insurance, products liability insurance or any other insurance policy except for a limited property insurance policy. As a result, the Company may incur uninsured losses, increasing the possibility that the investors would lose their entire investment in the Company.

The Company could be exposed to liabilities or other claims for which the Company would have no insurance protection. The Company does not currently maintain any business interruption insurance, products liability insurance, or any other comprehensive insurance policy except for property insurance policies with limited coverage. As a result, the Company may incur uninsured liabilities and losses as a result of the conduct of its business. There can be no guarantee that the Company will be able to obtain additional insurance coverage in the future, and even if it can obtain additional coverage, the Company may not carry sufficient insurance coverage to satisfy potential claims. If an uninsured loss should occur, any purchasers of the Company’s common stock could lose their entire investment.

Because the Company does not carry products liability insurance, a failure of any of the products marketed by the Company may subject the Company to the risk of product liability claims and litigation arising from injuries allegedly caused by the improper functioning or design of its products. The Company cannot assure that it will have enough funds to defend or pay for liabilities arising out of a products liability claim. To the extent the Company incurs any product liability or other litigation losses, its expenses could materially increase substantially. There can be no assurance that the Company will have sufficient funds to pay for such expenses, which could end its operations and the investors would lose their entire investment.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22- CONDENSED PARENT COMPANY FINANCIAL INFORMATION

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

CHINA DU KANG CO., LTD.
CONDENSED PARENT COMPANY BALANCE SHEETS
(Dollars in Thousands)

	December 31,	December 31,
	2011	2010
ASSETS
Investment in subsidiaries, at equity in net assets	4,371	(9,912)
Total Assets	$4,371	$(9,912)

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities	-	-

Commitments and Contingencies	-	-

Shareholders' Equity:
Preferred stock, par value $0.001, 5,000,000 shares authorized;
no shares issued and outstanding as of
December 31, 2011 and 2010	-	-
Common stock, par value $0.001, 250,000,000 shares authorized;
100,113,791 shares issued and outstanding as of
December 31, 2011 and 2010	100	100
Additional paid-in capital	27,385	14,700
Accumulated deficit	(22,292)	(21,450)
Accumulated other comprehensive income	(822)	(685)
Due from related parties	-	(2,577)
Total Shareholders' equity (deficit)	$4,371	$(9,912)

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22- CONDENSED PARENT COMPANY FINANCIAL INFORMATION (continued)

CHINA DU KANG CO., LTD.
CONDENSED PARENT COMPANY STATEMENT OF OPERATIONS
(Dollars in Thousands)

	For the Year Ended
	December 31,
	2010	2009

Operating Expenses	$-	$-

Equity in undistributed income of subsidiaries	(696)	(897)
Net Income	$(696)	$(897)

CHINA DU KANG CO., LTD.
CONDENSED PARENT COMPANY STATEMENT OF CASH FLOWS
(Dollars in Thousands)

	For the Year Ended
	December 31,
	2011	2010

Cash Flows from Operating Activities
Net income	$(696)	$(897)
Adjustments to reconcile net income (loss)
provided by cash flows from operations
Equity in undistributed income of subsidiaries	696	897
Net cash provided by operating activities	-	-

Increase (decrease) in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

(b)	Index of Exhibits

Exhibit No.	Descriptions	Reference
1	Underwriting agreement
2	Plan of acquisition, reorganization, arrangement, liquidation or succession
3	(i) Articles of incorporation – Amended and Restate Articles of Incorporation	3.1	*
	(ii) By-laws	3.2	*
4	Instruments defining the rights of security holders, including indentures
4.1	Common Stock Certificate	4.1	*
4	Opinion re legality
7	Correspondence from an independent accountant regarding non-reliance on a previously issued audit report or completed interim review
8	Opinion re tax matters
9	Voting trust agreement
10.1	Distribution Agreement – Shaanxi Dukang Liquor Group Co., Ltd.	6	*
10.2	Distribution Agreement – Shaanxi Baishui Dukang Spirits Industry Development Co., Ltd.	6	*
10.3	Distribution Agreement – Shaanxi Dukang Liquor Marketing Management Co., Ltd.	6	*
10.4	Distribution Agreement – Shaanxi Baishui Dukang Shiye Co., Ltd.	6	*
10.5	Distribution Agreement – Shaanxi Dukang Liquor Group Co., Ltd.	6	*
10.6	Loan Agreement – Shaanxi Yellow River Wetlands Park Co., Ltd.	6	*
10.7	Loan Agreement – Shaanxi Yellow River Wetlands Park Co., Ltd.	6	*
10.8	Loan Agreement – Shaanxi Yellow River Wetlands Park Co., Ltd.	6	*
10.9	Loan Agreement – Ms. Piong Li	6	*
10.10	Loan Agreement – Ms. Min Chen	6	*
10.11	Loan Agreement – Ms. Hong Ge	6	*
10.12	Loan Agreement – Ms. Shengli Wang	6	*
10.13	Loan Agreement – Ms. Pingjun Nie	6	*
10.14	Loan Agreement – Ms. Hongjun Zhang	6	*
10.15	Loan Agreement – Mr. Hailong Tian.	6	*
10.16	Loan Agreement – Mr. Guogi Diao	6	*
10.17	Loan Agreement – Shanxi Xi Deng Hui Science and Technology Industrial Stock Co., Ltd.	6	*
10.18	Loan Agreement – Shaanxi Huitong Food Development Co., Inc.	6	*
10.19	Loan Agreement – Shanxi Gurong Agricultural Development co., Ltd.	6	*
10.20	Loan Agreement – Shanxi Baishui Dukang Brand Management Co., Ltd.	6	*
10.21	Loan Agreement – Shanxi Lantian Investment Co., Ltd.	6	*
10.22	Loan Agreement – Shanxi Zhongke Spaceflight Agriculture Development Co., Ltd.	6	*
10.23	Loan Agreement – Shanxi Baishui Dukang Trade Co., Ltd.	6	*
10.24	Loan Agreement – Ms. Min Chen	6	*
10.25	Loan Agreement – Shanxi Baishui Dukang Marketing Management Co., Ltd.	6	*

10.26	Loan Agreement – Shanxi Dukang Liquor Group Co., Ltd.	6	*
10.27	Loan Agreement – Shaanxi Baishui Dukang Commercial and Trade Co., Ltd.	6	*
10.28	Loan Agreement – Shanxi Baishui Shiye Co., Ltd.	6	*
10.29	Loan Agreement – Shanxi Baishui Dukan Spirits Industry Development Co., Ltd.	6	*
10.30	Agency Agreement – Dong Sue	6	*
10.31	Agency Agreement – Dong Sue	6	*
10.32	Agency Agreement – Xue Aixian	6	*
10.33	Agency Agreement – Dong Sue	6	*
10.34	Licensing Agreement –Henan Zhechenxian Eastern Liquor Co. Ltd. (Trademark)	6	*
10.35	Licensing Agreement –Henan Zhechenxian Eastern Liquor Co. Ltd. (Complimentary)	6	*
10.36	Licensing Agreement – Lanzhou Jinxing Liquor Trade Co. Ltd. aka Shaanxi Baishui Xingjijiu Marketing Co., Ltd.	6	*
10.37	State owned Land Use Certificate	2	*
10.38	Complementary Agreement - Shaanxi Bai Shui Du Kang Co., Ltd	2	**
10.39	Equity Transfer Agreement	3	*
10.40	Plan of Exchange Agreement	7	*
10.41	Land Use Rights	8	*
10.42	Lease Agreement - Baishui Du Kang Liquor Co., Ltd.	9	*
10.43	Distribution Agreement - Baishui Dukang Development Co., Ltd	10	*
10.44	Distribution Agreement - Bashui DuKang Liquor Group Co., Ltd.	11	*
10.45	Distribution Agreement - Shaanxi Du Kang Liquor Sales Management Co., Ltd.	12	*
10.46	Sanitation License	13	*
10.47	Loan Agreement - Shaanxi Changjiang Electric Power and Energy Sources Co., Ltd.	14	*
10.48	Assets Lease Agreement - Shaanxi BaiShui Du Kang Liquor Co., Ltd.	15	*
11	(11) Statement Regarding computation of per share earnings
13	(13) Annual report to security holders, Form 10-Q or quarterly report to security holders
14	(14) Code of Ethics
15	(15) Letter regarding unaudited interim financial information
16	(16) Letter regarding change in certifying accountant
17	(17) Correspondence on departure of director
18	(18) Letter re change in accounting principles
19	(19) Report furnished to security holders

20	(20) Other documents or statements to security holders
21	(21) Subsidiaries of the registrant	2	***
22	(22) Published report regarding matters submitted to vote of security holders
23	(23) Consents of experts and counsel
24	(24) Power of attorney
25	(25) Statement of eligibility of trustee
26	(26) Invitations for competitive bids
31.1	(i) Rule 13a-14(a)/ 15d-14(a) Certifications
31.2	(ii) Rule 13a-14(d)/ 15d-14(d) Certifications
32	Section 1350 Certifications
33	Report on assessment of compliance with servicing criteria for asset-backed issuers
34	Attestation report on assessment of compliance with servicing criteria for asset-backed securities
35	Servicer compliance statement
99	Additional exhibits
100	XBRL-Related Documents

Legends
2*	Filed as Exhibit 10.2 to Form 10 Amendment 2 on 12-04-2009
2**	Filed as Exhibit 10.3 to Form 10 Amendment 2 on 12-04-2009
2***	Filed as Exhibit 21.1 to Form 10 Amendment 2 on 12-04-2009
3*	Equity Transfer Agreement Filed as Exhibit 10.1 to Form 10 Amendment 3 on 1-21-2010
3.1*	Filed as Exhibit 3.1 to Form 10 Amendment 4 on 4-22-2010
3.2*	Filed as Exhibit 3.2 to Form 10 Amendment 4 on 4-22-2010
4.1*	Filed as Exhibit 4.1 to Form 10 Amendment 4 on 4-22-2010
6*	Filed under corresponding Exhibit Number to Form 10 Amendment 6 on 1-24-2011
7*	Plan of Exchange Filed as Exhibit 10.1 to Form 10 Amendment 4 on 4-22-2010
8*	Land Use Rights Filed as Exhibit 10.2 to Form 10 Amendment 4 on 4-22-2010
9*	Lease Agreement Filed as Exhibit 10.3 to Form 10 Amendment 4 on 4-22-2010
10*	Distribution Agreement Filed as Exhibit 10.4 to Form 10 Amendment 4 Filed on 4-22-2010
11*	Distribution Agreement Filed as Exhibit 10.5 to Form 10 Amendment 4 Filed on 4-22-2010
12*	Distribution Agreement Filed as Exhibit 10.6 to Form 10 Amendment 4 Filed on 4-24-2010
13*	Sanitation License Filed as Exhibit 10.7 to Form 10 Amendment 4 Filed 4-22-2010
14*	Loan Agreement Filed as Exhibit 10.44 to Form 10 Amendment 7 on 03-24-2011
15*	Asset Lease Agreement Filed as Exhibit 10.46 to Form 10 Amendment 8 on 10-04-2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

China Du Kang Co., Ltd.

Date: April 16, 2012	By:	/s/ Wang Yongsheng
Wang Yongsheng,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the following capacities on the dates indicated.

/s/ Wang Yongsheng	April 16, 2012	/s/ Liu Su Ying	April 16, 2012
Wang Yongsheng		Liu Su Ying
Chief Executive Officer (Principal Executive Officer, President, and Director)		Chief Financial Officer (Principal Financial Officer)