Form 10-K/A
period 2011-12-31
CHINA DU KANG CO. LTD.
filed 2012-04-19
CIK 1472635

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
Yes ☐      No ☒

The Registrant’s revenues for its fiscal year ended December 31, 2011 and 2010 were $ 3,090,754 and $ 2,487,454 , respectively.

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

Number of shares of common stock, par value $.001, outstanding as of April 15, 2012 : 100,113,791

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends information in the Form 10-K filed by the China Du Kang Co. Ltd. (the "Company") with the Securities and Exchange Commission (the “SEC”) on April 16, 2012 (the “Original Filing”). This Amendment only amends information in the following items due to edgarization error:

• Item 1 (Business),

• Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations),

• Item 15 (Exhibits, Financial Statement Schedules)

• Item 10 (Directors, Executive Officers and Corporate Governance), and

• Item 11 (Executive Compensation),

• Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters).

• Item 14 (Principal Accounting Fees and Services)

Item 15 (Exhibits, Financial Statement Schedules) the Report of Independent Registered Public Accounting Firm is revised to reflect the correct date when the Report was issued. Other parts of the the Exhibits, Financial Statements Schedules of the Original Filing are not being amended.

Other Items of the Original Filing are not being amended. As a result of this Amendment No. 1, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 filed as exhibits to our Original Filing have been revised, as applicable to the disclosures that are amended by this Amendment, re-executed and re-filed as of the date of this Amendment.

This Amendment includes information contained in the Original Report, and we have made no attempt in the Amendment to modify or update the disclosures presented in the Original Report. The disclosures in this Amendment continue to speak as of the date of the Original Report, and do not reflect events occurring after the filing of the Original Report. Accordingly, this Amendment should be read in conjunction with our other filings made with the SEC subsequent to the filing of the Original Report. The filing of this Amendment shall not be deemed to be an admission that the Original Report, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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

Current Operations

Hong Kong Merit Enterprise Limited (“Merit”), a Hong Kong holding company, wholly owns Shaanxi Huitong  Food Development Co., Inc. (“Huitong”), a PRC holding company, which majority owns Shaanxi Xidenghui Technology Stock Co., Ltd.(“Xidenghui”), which in turn majority owns Shaanxi Bai Shui Du Kang Liquor Co., Ltd. (“Bai Shui Du Kang”) and Shaanxi Bai Shui Du Kang Brand  Management Co., Ltd.(“ Brand Management”)

On or about January 31, 2008, Merit purchased a majority interest in Amstar Financial Holdings, Inc. (formerly AFLH) in a reverse merger.  The Company’s new name is China Du Kang Company Limited now listed as CDKG.

On the date of the reverse merger, Xidenghui’s registered capital was $19,485,320 (RMB 161,280,000) and Merit owed 98.24% of Xidenghui. On October 1, 2011, Xidenghui increased it registered capital to $23,964,642 (RMB 189,803,210)  and Merit owns 83.47% Xidenghui.

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

Major products include the Baishui Dukang series, Thirteen Dynasties series, Shen Zhou Nectar, Guo Bin Special, and Jiu Zu Gong.

Distribution methods of the products or services

The Company set a new sales strategy, including sales territory that covers many counties in China since July 2007. Du Kang Liquor products previously have been sold mostly in the larger cities in China. Beginning from 2008 , we put in place distributorship agreements in the form of agencies or licensing that now includes the northeast, north, south coastal region and middle areas of China.

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

1.
The Company’s distribution agreements grant the distributor the exclusive right to distribute the Company’s products within a defined territory. Each distributor agreement provides an area within the PRC that is exclusive to the distributor for a 5-year exclusive period.  Each Distributor Agreement specifies the Du Kang products that are to be sold, with the Thirteen Dynasties series being the most prevalent. Pricing of the products is according to the China Du Kang pricing policies. Terms include account settlement procedures; duties pertaining to licenses, packaging and sales conduct. The distributors are required to provide reports, protect the trademarks and copyrights and dispute resolution procedures. The

2.
The Company’s agency agreements grant the agent the exclusive right to sell the Company’s products within a defined territory. The agency agreements grant an agent to exclusively sell particular products of the Company in exchange for a pre-determined royalty. The Royalty payments for agency agreements range from $ 125,000 to $ 187,500 in 2011 and 2010 . The Company will produce specific liquors for sale stated under the terms of the agency agreement, and the agent has the exclusive right to sell certain products as designated by the agreement. The agreement does not private label the specific products, but we agree that we will not sell those products through our distributors or other arrangements. The agency agreement does not entitle the agent to sell any other China Du Kang products other than the specific products that are subject to the Agency agreement.  For agency agreements last for one year and may be renewed annually. The agent must pay an upfront fee that varies from product to product and the agent must minimum sales requirements during the term of the agreement.

3.
The Company’s licensing agreements grant the licensee a non-exclusive right to use the Company’s trademarks, logos, and brand names in connection with the development, marketing, and sale of the licensee’s independently manufactured products. The licensing agreements grant a license to use the Company’s trademarks in exchange for a pre-determined royalty. The Royalty payments for licensing agreements ranged from $ 37,500 to $ 312,500 . Licensing agreements typically date back to a period before the current Company acquired the assets and essentially continues the rights of certain third parties to market products using the China Du Kang name, patterns, logos, trademarks and other proprietary assets for sub-branding of products. Licensing agreements are for specific zones with the PRC and may overlap territories that are included in other agreements. Each agreement specifies the products covered, types of uses permitted, and the method and scope of sub-branding. The Agreements cover sales literature, pricing, quality controls and standards for packaging.

Our major customers are disclosed below

		For the Year Ended December 31,
		2011		2010
Major Customer	Type of Customer	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue
Shaanxi Dukang Group Co., Ltd.	Distributor	$1,474,019	47.69%	$1,028,897	41.36%
Shaanxi Baishui Dukang Spirits Industry Development Co., Ltd.	Distributor	-	-	148	0.01%
Shaanxi Baishui Dukang Shiye Co., Ltd.	Distributor	247,012	7.99%	162,214	6.52%
Henan Zhechenxian Eastern Liquor Co., Ltd.	Licensee	-	-	20,330	0.82%
Henan Jiuquan Liquor Co., Ltd.	Licensee	-	-	355,254	14.28%
Mr. Jincai Bai	Licensee	-	-	125,466	5.04%
Ms. Xiaoyan Shi	Agent	204,737	6.62%	-
Mr. Anxian Xie	Agent	175,488	5.68%	160,317	6.45%
Ms. Sue Dong	Agent	170,614	5.52%	138,942	5.59%
Total		$2,271,869	73.51%	$1,991,568	80.07%

We derive revenue from distributors, licensees, and agents as following:

	For the Year Ended
	2011		2010
		Percentage		Percentage
		of Total		of Total
Type of Customer	Revenue	Revenue	Revenue	Revenue
Distributor	$1,943,864	62.89%	$1,270,136	51.06%
Licensee	293,821	9.51%	806,535	32.42%
Agent	853,069	27.60%	410,784	16.51%
	$3,090,754	100.00%	$2,487,454	100.00%

We derive revenue from PRC region as further disclosed in the following:

	For the Year Ended
	2011		2010
		Percentage		Percentage
		of Total		of Total
Name of Province	Revenue	Revenue	Revenue	Revenue
Shaanxi Province	$2,777,434	89.86%	$1,732,035	69.63%
Henan Province	87,744	2.84%	535,064	21.51%
Shandong Province	50,575	1.64%	89,452	3.60%
Hebei Province	23,886	0.77%	6,970	0.28%
Anhui Province			27,184	1.09%
Hubei Province	126,742	4.10%	83,644	3.36%
Gansu Province			-	-
Zhejiang Province			6,134	0.25%
Heilongjiang Province			6,970	0.28%
Shanxi Province	23,383	0.79%
	$3,090,754	100.00%	$2,487,454	100.00%

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

The greatest impact of government regulation for company’s business is the change of tax policy. In China, white spirit production belongs to a traditionally high tax industry. However, the Company’s location, Bai Shui county, is rated as a national level poor county. The Company is considered to be a pillar enterprise and major enterprise tax payer in Bai Shui county.

Employees

The Company currently has 132 full time employees. During peak seasons the Company hires temporary workers and typically has approximately 250 part time employees during these periods. The Company currently has no part time employees.

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

In recent years, company has refurbish ed the Company’s production equipment, factory, building, boiler, water line, electricity as well as air, to improve its efficiency. In addition, the Company has invested in recovery processing of the distiller’s grains produced in liquor-making, in order to produce the fodder.

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

For more than a decade the exchange rate for the Renminbi (“RMB”) was pegged against the United States dollar leaving the exchange rates relatively stable at roughly 8 RMB for 1 US Dollar. The Chinese government announced in 2005 that it would begin pegging the Renminbi exchange rate against a basket of currencies, instead of relying solely on the U.S. dollar. This has recently caused the dollar to depreciate as against the RMB. As of December 31, 2011, the rate was  6.36470 RMB for 1 US Dollar. Since all of our expected operations are in China, significant fluctuations in the exchange rate may materially and adversely affect our revenues, cash flow and overall financial condition.

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

Year	Pension Insurance Expense					Unemployment Insurance Expense					Total		Present Value as of December 31, 2011 (the incremental interest rate is 8%)
	Province average salary (RMB)	Annual increase rate	Percentage	No. of employees	Estimated pension insurance expense (RMB)	City average salary (RMB)	Annual increase rate	Percentage	No. of employees	Estimated pension insurance expense	USD$1.00=RMB¥6.36470 @12/31/2011
											(RMB)	(USD)	(RMB)	(USD)
2012	14,909	4%	20%	301	897,502	11,876	4%	2.50%	301	89,370	986,872	155,054	783,411	123,087
2013	15,505	4%	20%	282	874,483	12,351	4%	2.50%	282	87,078	961,561	151,077	706,776	129,524
2014	16,125	4%	20%	268	864,312	12,846	4%	2.50%	268	86,065	950,377	149,320	646,811	118,535
2015	16,770	4%	20%	258	865,344	13,359	4%	2.50%	258	86,168	951,512	149,498	599,614	109,886
2016	17,441	4%	20%	244	851,123	13,894	4%	2.50%	244	84,752	935,875	147,041	546,074	100,074
2017	18,139	4%	20%	228	827,124	14,449	4%	2.50%	228	82,362	909,486	142,895	491,367	90,048
2018	18,864	4%	20%	215	811,162	15,027	4%	2.50%	215	80,772	891,935	140,138	446,189	81,769
2019	19,619	4%	20%	199	780,828	15,629	4%	2.50%	199	77,752	858,580	134,897	397,689	72,881
2020	20,404	4%	20%	173	705,963	16,254	4%	2.50%	173	70,297	776,260	121,963	332,925	61,012
2021	21,220	4%	20%	148	628,103	16,904	4%	2.50%	148	62,544	690,647	108,512	274,265	50,262
2022	22,068	4%	20%	135	595,849	17,580	4%	2.50%	135	59,332	655,182	102,940	240,909	44,149
2023	22,951	4%	20%	113	518,698	18,283	4%	2.50%	113	51,650	570,348	89,611	194,181	35,586
2024	23,869	4%	20%	102	486,933	19,015	4%	2.50%	102	48,487	535,420	84,123	168,787	30,932
2025	24,824	4%	20%	77	382,290	19,775	4%	2.50%	77	38,067	420,357	66,045	122,698	22,486
2026	25,817	4%	20%	52	268,497	20,566	4%	2.50%	52	26,736	295,233	46,386	79,792	14,623
2027	26,850	4%	20%	41	220,167	21,389	4%	2.50%	41	21,923	242,091	38,036	60,583	11,102
2028	27,924	4%	20%	25	139,618	22,244	4%	2.50%	25	13,903	153,521	24,121	35,573	6,519
2029	29,041	4%	20%	18	104,546	23,134	4%	2.50%	18	10,410	114,957	18,062	24,664	4,520
2030	30,202	4%	20%	12	72,485	24,059	4%	2.50%	12	7,218	79,703	12,523	15,834	2,902
2031	31,410	4%	20%	6	37,692	25,022	4%	2.50%	6	3,753	41,446	6,512	7,624	1,397
2032	32,667	4%	20%	1	6,533	26,023	4%	2.50%	1	651	7,184	1,129	1,224	224
Total					10,939,256					1,089,290	12,028,546	1,889,884	6,176,988	1,111,518

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

Number of Holders

As of April 15, 2012, we had 9, 444 common shareholders of record.

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

License fees decreased from $1,217,319 for the year ended December 31, 2010 to $1,146,890 for the year ended December 31, 2011, representing a decrease of $70,429, or 5.8%. License fees include fees payable by our licensees and agents. The slight decrease is due to the decrease in the licenses fees, which was practically offset by the increase in the agent fees.

Management expects to put more emphasis on increasing the sale of liquor to more customer especially third party customers in 2012.

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

		For the Year Ended				For the Year Ended
		December 31, 2011				December 31, 2010
		Revenue	Costs of sales	Gross Profit	Gross Profit %	Revenue	Costs of sales	Gross Profit	Gross Profit %
	Related Party	1,721,030	1,499,806	221,224	17.01%	1,191,111	1,255,032	63,921	-5.37%
Distributor	Third Party	222,834	62,394	160,440	72.00%	79,024	22,127	56,897	72.01%
	Subtotal	1,943,864	1,562,200	381,664	19.63%	1,270,135	1,277,159	7,024	-0.55%

	Related Party	-	-			-	-	-	-
Licensee	Third Party	293,821	-	293,821	100%	806,535	-	806,535	100%
	Subtotal	293,821	-	293,821	100%	806,535	-	806,535	100%

	Related Party	-	-			-	-
Agent	Third Party	853,069	-	853,069	100%	410,784	-	410,784	100%
	Subtotal	853,069	-	853,069	100%	410,784	-	410,784	100%
	Total	3,090,754	1,562,200	1,528,554	49.45%	2,487,454	1,277,159	1,210,295	48.66%

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

INCOME/LOSS FROM OPERATIONS

The Company had experienced a income from operations of $207,901in the year ended December 31, 2010 and $423,776 which reflects an improvement of $215,875 in the year ended December 31, 2011, The improvement was attributable to an increase in gross profit from $1,210,295 to $1,528,554 from year ended December 31, 2010 to 2011 resulted from the increase in sales to third party at a higher gross margin. The Company expects the sales to third party will continue to grow which will result in an increase of gross profit in 2012.

LIQUIDITY AND CAPITAL RESOURCES AS OF DECEMBER 31, 2011 AND 2010 AND FOR THE YEARS THEN ENDED

Net cash provided by operating activities in 2010 was $1,210,013, as cash provided by operating activities was 291,103 for year ended December 31, 2011.The Changes were primarily due to the increase in inventory from 3,273,993 to $5,335,136 from year ended December 31, 2010 to 2011, and the cash used by accounts receivable increase from $0 in 2010 to $265,733 in 2011, due to our increases sales of liquor to third part customers.  This was partially offset by the increase in cash provided by accounts payable from $5,802 in 2010 to $284,406 in 2011. The increase in accounts payable was due to the increase in purchase of packing materials.

Cash flows used in investment activities increased from $(1,850,875) to $(2, 301,145 ) for the years ended December 31, 2010 and December 2011, respectively. The increase was due primarily to the proceeds of $1,988,380 used to pay the  purchase of land use right, which was partially offset by our advance to related parties that decreased from ($1,551, 909) in 2010 to $ 0 in 2011

Net cash provided by financing activities for the years ended December 31, 2010 and 2011 were $1,815,626 and $ 942,579 , respectively. The majority of the change was attributed to from the decrease in the proceeds from related parties from $5,388,390 in 2010 to $ 1,714,958 in 2011, which was offset by the increase in the amount of repayment to such loans from (4,015,324) in 2010 to $0 in 2011.  We paid back   bank loans of $772,379 in 2011, instead of borrowing $442,560 from the banks in 2010.

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

Due to Related Parties

We have zero outstanding loans from related parties as of December 31, 2011 and had sixteen (16) outstanding loans from related parties in an aggregate amount of $17,018,272 and $15,095,908 as of December 31, 2010.

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

Related party loans payables transactions are as follows:

For the Year ended December 31, 2011

No	Name of Related-party	Description	Balance @ 12/31/10	Effects of foreign currency transaltion	Inter Related Parties Transfer	Payback in 2011	Additional borrowing in 2011	Debt converted to Paid-in Capital in 2011	Balance @ 12/31/11	Highest Balance during 2011
1	Shaanxi Dukang Group Co., Ltd.	Affiliate 1	3,354,548	89,979	-1,807,366	-	309,618	1,946,779	-	1,961,430
3	Shaanxi Baishui Dukang Marketing Management Co.Ltd	Affiliate 3	13,306	413	-	-	-	13,719	-	13,822
4	Shaanxi Baishui Dukang Commercial and Trade Co.Ltd	Affiliate 4	74,668	2,319	-	-	-	76,987	-	77,566
5	Shaanxi Baishui Dukang Spirits Industry Development Co.Ltd	Affiliate 5	865,303	31,128	-	8,509	455,703	1,343,625	-	1,362,391
7	Shaanxi Baishui Shiye Co., Ltd.(F/K/A Shaanxi Baishui Dukang Trade Co., Ltd.)	Affiliate 6	399,649	12,269	-15,448	-	-	396,470	-	399,453
8	Shanxi Lantian Fuping Investment Co., Ltd.	Affiliate	302,489	9,397	-	-	-	311,886	-	314,233
10	Shaanxi Changjiang Petrol Co., Ltd.	Affiliate	252,579	7,846	-	-	-	260,425	-	262,385
	Mr. Hongjun Zhang	Shareholder	2,095,957	67,945	2,327,551	9,886	78,254	4,559,821	-	2,561,099
	Mr. Guoqi Diao	Prior director of Xidenghui	406,482	8,812	208,478	-	-	623,772	-	13,760
	Ms. Ping Li	Secretary of the Board	602,755	18,724	688,442	-	-	1,309,921	-	626,156
	Mr. Pingjun Nie	Shareholder	4,526,035	140,595	-2,717,343	-	-	1,949,287	-	4,701,751
	Ms. Hong Ge	Prior director of Xidenghui	273,670	8,501	607,328	-	-	889,499	-	284,295
	Mr.Hailong Tian	Prior director of Xidenghui	2,861,891	88,902	-1,852,954	-	-	1,097,839	-	2,973,000
	Ms. Ming Chen	Shareholder	182,387	7,308	-19,061	-	889,778	1,060,412	-	365,438
	Mr. Shengli Wang	Prior director of Xidenghui	806,553	25,054	-51,892	-	-	779,715	-	837,866
			17,018,272	519,192	-2,632,265	18,395	1,733,353	16,620,157	-	16,754,645

For the Year ended December 31, 2010

No.	Name of Related-party	Description	Balance @ 12/31/09	Effects of foreign currency translation	Payback in 2010	Additional borrowing in 2010	Balance @ 12/31/10	Highest Balance during 2010
1	Shaanxi Dukang Group Co., Ltd.	Affiliate	588,857	87,695	2,030,787	4,708,783	3,354,548	3,354,548
2	Shaanxi Zhongke Spaceflight Agriculture Development Stock Co., Ltd	Affiliate	33,543	290	33,833	-	-	34,687
3	Shaanxi Baishui Dukang Marketing Management Co. Ltd	Affiliate	12,867	439	-	-	13,306	13,306
4	Shaanxi Baishui Dukang Commercial and Trade Co. Ltd	Affiliate	72,206	2,462	-	-	74,668	74,668
5	Shaanxi Baishui Dukang Spirits Industry Development Co. Ltd	Affiliate	1,268,456	32,249	435,402	-	865,303	1,311,699
6	Shaanxi Changjiang Electric Power and Energy Sources Co. Ltd	Affiliate	-	-	-	-	-	-
7	Shaanxi Baishui Dukang Trade Co.ltd	Affiliate	162,074	9,005	89,360	227,183	308,902	315,728
8	Shaanxi Lantian Fuping Investment Co., Ltd.	Affiliate	292,517	9,972	-	-	302,489	302,489
9	Shaanxi Baishui Shiye Co., Ltd.	Affiliate	-	2,235	114,584	203,096	90,747	208,224
10	Shaanxi Changjiang Petrol Co., Ltd.	Affiliate	-	6,221	-	246,358	252,579	252,579
	Mr. Hongjun Zhang	Shareholder	3,189,801	79,125	1,175,938	2,970	2,095,957	3,298,544
	Mr. Guoqi Diao	Prior director of Xidenghui	393,082	13,400	-	-	406,482	406,482
	Ms. Ping Li	Secretary of the Board	582,884	19,871	-	-	602,755	602,755
	Mr. Pingjun Nie	Shareholder	4,391,159	149,332	14,457	-	4,526,035	4,540,857
	Ms. Hong Ge	Prior director of Xidenghui	264,648	9,022	-	-	273,670	273,670
	Mr.Hailong Tian	Prior director of Xidenghui	2,767,544	94,347	-	-	2,861,891	2,861,891
	Ms. Ming Chen	Shareholder	296,307	7,048	120,966	-	182,389	306,407
	Mr. Shengli Wang	Prior director of Xidenghui	779,963	26,590	-	-	806,553	806,553
Total			15,095,908	549,301	4,015,327	5,388,390	17,018,272	18,965,085

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

In addition, the Company has made advances to related parties in an aggregate amount of $2,577,187 as of December 31, 2010, respectively. These advances are made to maintain business relationship for potential investment opportunities. The related-parties include affiliates and individuals. Affiliates are companies that are directly or indirectly, beneficially and in the aggregate, majority-owned and controlled by directors, officers, and principal shareholders of the Company. Individuals include our officers, shareholders, and prior directors of subsidiaries. As of December 31 , 2011, there were no outstanding advances to the related parties.

Advance to related parties are as follows:

For the Year ended December 31, 2011

No.	Name of Related Party	Description	Balance @ 12/31/10	Effects of foreign currency Translation	Inter Related Parties Transfer	Additional advance in 2011	Collection of advance in 2011	Balance @ 12/31/11	Highest balance during 2011
-	Shaanxi Yellow-river Bay Wenquan Lake Park Co., Ltd., F/K/A Shaanxi Yellow-river Wetlands Park Co., Ltd. Yellow-river Wetlands Park Co., Ltd.	Non-consolidated, 7.9% owned subsidiary	1,777,125	37,964	1,815,089	-	-	-	1,835,421
9	Shaanxi Gurong Agriculture Development Co., Ltd.	Affiliate	385,674	8,239	393,913	-	-	-	398,325
2	Shaanxi Zhongke Spaceflight Agriculture Development Stock Co., Ltd	Affiliate	15,102	346	15,448	-	-	-	15,598
10	Shaanxi Mining New Energy Co., Ltd.	Affiliate	399,286	8,529	407,815	-	-	-	412,384
-	Ms. Nie, Fenying	Director	-	-	-	-	-	-	-
-	Mr. Wang, Yongsheng	CEO	-	-	-	-	-	-	12,496
	Total		2,577,187	55,078	2,632,265	-	-	-	2,674,225

For the Year ended December 31, 2010

No.	Name of Related-party	Description	Balance @ 12/31/09	Effects of foreign currency translation	Additional Advance in 2010	Collection in 2010	Balance @ 12/31/10	Highest Balance during 2010
	Shaanxi Yellow-river Wetlands Park Co., Ltd.	Non-consolidated, 7.9% owned subsidiary	738,606	50,137	1,135,903	147,521	1,777,125	1,777,125
9	Shaanxi Gurong Agriculture Development Co., Ltd.	Affiliate	372,960	13,189	-	-	385,674	385,674
2	Shaanxi Zhongke Spaceflight Agriculture Development Stock Co., Ltd.	Affiliate	-	372	14,752	22	15,102	15,102
10	Shaanix Mining New Energy Co., Ltd.	Affiliate	-	9,834	389,452	-	399,286	399,286
	Ms. Nie, Fen Ying	Director	-	-	11,802	11,802	-	11,802
Total			1,111,566	73,532	1,551,909	159,345	2,577,187	2,588,989

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

SHAREHOLDERS’ EQUITY

Total equity as of December 31, 2011 was $9,469,434, as compared to a deficit of $(9,809,862) as of December 31, 2010. The change in shareholders’ equity was due to related parties’ debt of $16.6 million converted to paid-in capital and a net loss of $(823,812) for the year ended December 31, 2011. The accumulated deficit was $(22,292,346) at December 31, 2011 as compared to $(21,449,649) at December 31, 2010. The shareholders’ equity (deficit) for China Du Kang was $4,371,454 and $(9,911,913) for those same periods.

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

The following financial statements of China Du Kang Co., Ltd. are included in Part II, Item 15 of this Report

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheet at December 31, 2011 and 2010
Consolidated Statements of Operations - for the years ended December 31, 2011 and 2010
Consolidated Statements of Cash Flows - for the years ended December 31, 2011 and 2010
Consolidated Statements of Stockholders’ Equity - for the years ended December 31, 2011 and 2010
Notes to Consolidated Financial Statements

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

As of the end of the period covered by this Annual Report on Form 10-K, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of December 31, 201 1 .

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 201 1 . In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that as of December 31, 201 1 , our internal control over financial reporting is effective based on those criteria.

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

ITEM 9B.	OTHER INFORMATION

None

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

NAME	AGE	TITLE	DATE OF APPOINTMENT	PERCENT OF TIME DEVOTED
Wang, Yongsheng	39	CEO	January 5, 2008	100%
Liu, Su Ying	61	Chief Financial Officer	January 5, 2008	100%
Nie, Fen Ying	46	Director	January 5, 2008	100%

Wang Yongsheng, 3 9 , CEO
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

Liu Su Ying, 61 , CFO
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

Nie Fen Ying, 4 6 , Director
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

No compensation was awarded to or paid to any executive officer or director of the Company other than as shown in the table below.

The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensationpaid or accrued.

Summary Compensation Table

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Wang	2011	$11,250	0	0	0	0	0	0	$11,250
Yongsheng	2010	$9,707	0	0	0	0	0	0	$9,707
CEO	2009	$3,026	0	0	0	0	0	0	$3,026

Liu Su Ying	2011	$1.875	0	0	0	0	0	0	$1,875
CFO	2010	$2,964	0	0	0	0	0	0	$2,964
	2009	$3,550	0	0	0	0	0	0	$3,550

Ni Fen Ying	2011	$0	0	0	0	0	0	0	$0
Director	2010	$0	0	0	0	0	0	0	$0
	2009	$3,447	0	0	0	0	0	0	$3,447

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

The following table contains certain information as of December 31, 201 1 as to the number of shares of Common Stock beneficially owned by (i) each person known by the Company to own beneficially more than 5% of the Company’s Common Stock, (ii) each person who is a Director of the Company, (iii) all persons as a group who are Directors and Officers of the Company, and as to the percentage of the outstanding shares held by them on such dates and as adjusted to give effect to this Offering.

Principal Shareholders

The following table contains certain information as of December 3 1, 201 1 as to the number of shares of Common Stock beneficially owned by (i) each person known by the Company to own beneficially more than 5% of the Company’s Common Stock, (ii) each person who is a Director of the Company, (iii) all persons as a group who are Directors and Officers of the Company, and as to the percentage of the outstanding shares held by them on such dates and as adjusted to give effect to this Offering.

Name and Position	Common Shares	Percentage
Wang Yongsheng Chief Executive Officer	9,030,000	9.052%
Liu Su Ying Chief Financial Officer	-	-%
Deng Guo Gang	8,800,000	8.28%
Totals	17,830,000	17.33%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

NAME	AGE	TITLE	DATE OF APPOINTMENT	PERCENT OF TIME DEVOTED
Wang, Yongsheng	3 9	CEO	January 5, 2008	100%
Liu, Su Ying	61	Chief Financial Officer	January 5, 2008	100%
Nie, Fen Ying	46	Director	January 5, 2008	100%

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

Related party loans payables transactions are as follows:

For the Year Ended December 31, 2011

No	Name of Related-party	Description	Balance @ 12/31/10	Effects of foreign currency transaltion	Inter Related Parties Transfer	Payback in 2011	Additional borrowing in 2011	Debt converted to Paid-in Capital in 2011	Balance @ 12/31/11	Highest Balance during 2011
1	Shaanxi Dukang Group Co., Ltd.	Affiliate 1	3,354,548	89,979	-1,807,366	-	309,618	1,946,779	-	1,961,430
3	Shaanxi Baishui Dukang Marketing Management Co.Ltd	Affiliate 3	13,306	413	-	-	-	13,719	-	13,822
4	Shaanxi Baishui Dukang Commercial and Trade Co.Ltd	Affiliate 4	74,668	2,319	-	-	-	76,987	-	77,566
5	Shaanxi Baishui Dukang Spirits Industry Development Co.Ltd	Affiliate 5	865,303	31,128	-	8,509	455,703	1,343,625	-	1,362,391
7	Shaanxi Baishui Shiye Co., Ltd.(F/K/A Shaanxi Baishui Dukang Trade Co., Ltd.)	Affiliate 6	399,649	12,269	-15,448	-	-	396,470	-	399,453
8	Shanxi Lantian Fuping Investment Co., Ltd.	Affiliate	302,489	9,397	-	-	-	311,886	-	314,233
10	Shaanxi Changjiang Petrol Co., Ltd.	Affiliate	252,579	7,846	-	-	-	260,425	-	262,385
	Mr. Hongjun Zhang	Shareholder	2,095,957	67,945	2,327,551	9,886	78,254	4,559,821	-	2,561,099
	Mr. Guoqi Diao	Prior director of Xidenghui	406,482	8,812	208,478	-	-	623,772	-	13,760
	Ms. Ping Li	Secretary of the Board	602,755	18,724	688,442	-	-	1,309,921	-	626,156
	Mr. Pingjun Nie	Shareholder	4,526,035	140,595	-2,717,343	-	-	1,949,287	-	4,701,751
	Ms. Hong Ge	Prior director of Xidenghui	273,670	8,501	607,328	-	-	889,499	-	284,295
	Mr.Hailong Tian	Prior director of Xidenghui	2,861,891	88,902	-1,852,954	-	-	1,097,839	-	2,973,000
	Ms. Ming Chen	Shareholder	182,387	7,308	-19,061	-	889,778	1,060,412	-	365,438
	Mr. Shengli Wang	Prior director of Xidenghui	806,553	25,054	-51,892	-	-	779,715	-	837,866
			17,018,272	519,192	-2,632,265	18,395	1,733,353	16,620,157	-	16,754,645

For the Year ended December 31, 2010

No.	Name of Related-party	Description	Balance @ 12/31/09	Effects of foreign currency translation	Payback in 2010	Additional borrowing in 2010	Balance @ 12/31/10	Highest Balance during 2010
1	Shaanxi Dukang Group Co., Ltd.	Affiliate	588,857	87,695	2,030,787	4,708,783	3,354,548	3,354,548
2	Shaanxi Zhongke Spaceflight Agriculture Development Stock Co., Ltd	Affiliate	33,543	290	33,833	-	-	34,687
3	Shaanxi Baishui Dukang Marketing Management Co.Ltd	Affiliate	12,867	439	-	-	13,306	13,306
4	Shaanxi Baishui Dukang Commercial and Trade Co.Ltd	Affiliate	72,206	2,462	-	-	74,668	74,668
5	Shaanxi Baishui Dukang Spirits Industry Development Co.Ltd	Affiliate	1,268,456	32,249	435,402	-	865,303	1,311,699
6	Shaanxi Changjiang Electric Power and Energy Sources Co.Ltd	Affiliate	-	-	-	-	-	-
7	Shaanxi Baishui Dukang Trade Co.ltd	Affiliate	162,074	9,005	89,360	227,183	308,902	315,728
8	Shaanxi Lantian Fuping Investment Co., Ltd.	Affiliate	292,517	9,972	-	-	302,489	302,489
9	Shaanxi Baishui Shiye Co., Ltd.	Affiliate	-	2,235	114,584	203,096	90,747	208,224
10	Shaanxi Changjiang Petrol Co., Ltd.	Affiliate	-	6,221	-	246,358	252,579	252,579
11	Mr. Hongjun Zhang	Shareholder	3,189,801	79,125	1,175,938	2,970	2,095,957	3,298,544
12	Mr. Guoqi Diao	Prior director of Xidenghui	393,082	13,400	-	-	406,482	406,482
13	Ms. Ping Li	Secretary of the Board	582,884	19,871	-	-	602,755	602,755
14	Mr. Pingjun Nie	Shareholder	4,391,159	149,332	14,457	-	4,526,035	4,540,857
15	Ms. Hong Ge	Prior director of Xidenghui	264,648	9,022	-	-	273,670	273,670
16	Mr.Hailong Tian	Prior director of Xidenghui	2,767,544	94,347	-	-	2,861,891	2,861,891
17	Ms. Ming Chen	Shareholder	296,307	7,048	120,966	-	182,389	306,407
18	Mr. Shengli Wang	Prior director of Xidenghui	779,963	26,590	-	-	806,553	806,553
Total			15,095,908	549,301	4,015,327	5,388,390	17,018,272	18,965,085

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

Due from Related Parties

The Company has related party receivables outstanding in the amount of $ 0 and $ 2,577,187   as of December 31, 201 1 and 20 1 0, respectively. The loans were issued to related parties to maintain business relationship for potential investment opportunities.  As of June 30, 2011, the advances have been returned to the Company

For the Year ended December 31, 2011

No.	Name of Related Party	Description	Balance @ 12/31/10	Effects of foreign currency Translation	Inter Related Parties Transfer	Additional advance in 2011	Collection of advance in 2011	Balance @ 12/31/11	Highest balance during 2011
-	Shaanxi Yellow-river Wetlands Park Co., Ltd.	Non-consolidated, 7.9% owned subsidiary	1,777,125	37,964	-1,815,089	-	-	-	1,835,421
9	Shaanxi Gurong Agriculture Development Co., Ltd.	Affiliate	385,674	8,239	-393,913	-	-	-	398,325
2	Shaanxi Zhongke Spaceflight Agriculture Development Stock Co., Ltd	Affiliate	15,102	346	-15,448	-	-	-	15,598
10	Shaanxi Mining New Energy Co., Ltd.	Affiliate	399,286	8,529	-407,815	-	-	-	412,384
-	Ms. Nie, Fenying	Director	-	-	-	-	-	-	-
-	Mr. Wang, Yongsheng	CEO	-	-	-	-	-	-	12,496
	Total		2,577,187	55,078	-2,632,265	-	-	-	2,674,225

For the Year ended December 31, 2010

No.	Name of Related-party	Description	Balance @ 12/31/09	Effects of foreign currency translation	Additional Advance in 2010	Collection in 2010	Balance @ 12/31/10	Highest Balance during 2010
	Shaanxi Yellow-river Wetlands Park Co., Ltd.	Non-consolidated, 7.9% owned subsidiary	738,606	50,137	1,135,903	147,521	1,777,125	1,777,125
9	Shaanxi Gurong Agriculture Development Co., Ltd.	Affiliate	372,960	13,189	-	-	385,674	385,674
2	Shaanxi Zhongke Spaceflight Agriculture Development Stock Co., Ltd.	Affiliate	-	372	14,752	22	15,102	15,102
10	Shaanix Mining New Energy Co., Ltd.	Affiliate	-	9,834	389,452	-	399,286	399,286
	Ms. Nie, Fen Ying	Director	-	-	11,802	11,802	-	11,802
Total			1,111,566	73,532	1,551,909	159,345	2,577,187	2,588,989

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

		For the Year Ended
		December 31,
Name of Related-party	Description	2011	2010

Shaanxi Dukang Group Co., Ltd.	Affiliate 1	$1,474,019	$1,028,897
Shaanxi Baishui Dukang Marketing Management Co., Ltd.	Affiliate 3		-
Shaanxi Baishui Dukang Commercial and Trade Co., Ltd.	Affiliate 4		-
Shaanxi Baishui Dukang Spirits Industry Development Co., Ltd.	Affiliate 5		-
Shaanxi Baishui Shiye Co., Ltd. (F/K/A Shaanxi Baishui Dukang Trade Co., Ltd.)	Affiliate 6	247,012	162,214
Total		$1,721,030	$1,191,111

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

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, Keith Zhen CPA (“Zhen”), for our audit of the annual financial statements for the years ended December 31, 2011 and 2010 . Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	20 11	2010(2)

Audit Fees (1)	$68 ,000	$60,000
Audit-Related Fees (4)	--	--
Tax Fees (5)	--	--
All Other Fees (6)	--	--
Total Accounting Fees and Services	$68 ,000	$60,000

(1)
Audit Fees. These are fees for professional services for the audit of our annual financial statements, , and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)
The amounts shown in 2011 and 2010 relate to (i) the audit of our annual financial statements for the fiscal years ended December 31, 2011 and 2 0 10. We did not become a reporting company until January 2010 so there were no quarterly reports or other reports that required review prior to this filing.

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

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheet at December 31, 2011
Consolidated Statements of Operations - for the years ended December 31, 2011 and 2010
Consolidated Statements of Cash Flows - for the years ended December 31, 2011 and 2010
Consolidated Statements of Stockholders’ Equity - for the years ended December 31, 2011 and 2010
Notes to Financial Statements

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Du Kang Co., Ltd. and subsidiaries as of  December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended  December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

/s/Keith K. Zhen, CPA
Keith K. Zhen, CPA
Brooklyn, New York
April 15, 201 2

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

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2011	2010
Cash Flows from Operating Activities

Net loss including noncontrolling interest	$(696,001)	$(897,194)
Adjustments to reconcile net loss
including noncontrolling interest to net cash
provided (used) by operating activities:
Imputed interest	928,919	949,932
Depreciation	471,809	366,490
Amortization	45,717	12,087
Changes in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	(265,733)	-
(Increase)/Decrease in others receivable	73,409	(4,669)
(Increase)/Decrease in prepaid expenses	(28,061)	(98,923)
(Increase)/Decrease in inventories	(1,901,527)	(475,529)
Increase/(Decrease) in accounts payable	284,406	5,802
Increase/(Decrease) in accrued expenses	183,090	63,215
Increase/(Decrease) in other payable	57,982	(42,590)
Increase/(Decrease) in taxes payable	148,552	281,246
Increase/(Decrease) in deferred revenue	1,117,553	1,216,097
Increase/(Decrease) in employee security deposit	-	(35,111)
Increase/(Decrease) in lease liabilities	(129,012)	(130,840)
Net cash provided by operating activities	291,103	1,210,013

Cash Flows from Investing Activities

Purchase of fixed assets	(312,765)	(458,311)
Purchase of land use right	(1,988,380)	-
Advances to related parties	-	(1,551,909)

Collections of advances to related parties	-	159,345
Net cash used by investing activities	(2, 301,145)	(1,850,875)

Cash Flows from Financing Activities

Bank loans	(772,379)	442,560
Proceeds from related parties	1,714,958	5,388,390
Repayments to related parties	-	(4,015,324)
Net cash provided by financing activities	942,579	1,815,626

Increase (decrease) in cash	(1,067,463)	1,174,764
Effects of exchange rates on cash	41,707	199,890
Cash at beginning of period	1,994,126	619,472
Cash at end of period	$968,370	$1,994,126

Supplemental Disclosures of Cash Flow Information:
Cash paid during year for:
Interest	$56,312	$30,591

Noncash Investing and Financing Activities:
Related party debt converted to equity	$16,620,157	$-

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

Pension and Employee Benefits

Full time employees of the PRC entities participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Company to accrue for these benefits based on certain percentages of the employees' salaries. The Management believes full time employees who have passed the probation period are entitled to such benefits.  The total provisions for such employee benefits were $77,577 and $76,654 for the year ended December 31, 2010 and 2009, respectively.

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

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21-COMMITMENTS AND CONTINGENCIES  (continued)

Lease (continued)

Estimated Pension and Unemployment Insurance Expenses

Year	Pension Insurance Expense					Unemployment Insurance Expense					Total		Present Value as of December 31, 2011 (the incremental interest rate is 8%)
	Province average salary (RMB)	Annual increase rate	Percentage	No. of employees	Estimated pension insurance expense (RMB)	City average salary (RMB)	Annual increase rate	Percentage	No. of employees	Estimated pension insurance expense	USD$1.00=RMB¥6.36470 @12/31/2011
											(RMB)	(USD)	(RMB)	(USD)
2012	14,909	4%	20%	301	897,502	11,876	4%	2.50%	301	89,370	986,872	155,054	783,411	123,087
2013	15,505	4%	20%	282	874,483	12,351	4%	2.50%	282	87,078	961,561	151,077	706,776	129,524
2014	16,125	4%	20%	268	864,312	12,846	4%	2.50%	268	86,065	950,377	149,320	646,811	118,535
2015	16,770	4%	20%	258	865,344	13,359	4%	2.50%	258	86,168	951,512	149,498	599,614	109,886
2016	17,441	4%	20%	244	851,123	13,894	4%	2.50%	244	84,752	935,875	147,041	546,074	100,074
2017	18,139	4%	20%	228	827,124	14,449	4%	2.50%	228	82,362	909,486	142,895	491,367	90,048
2018	18,864	4%	20%	215	811,162	15,027	4%	2.50%	215	80,772	891,935	140,138	446,189	81,769
2019	19,619	4%	20%	199	780,828	15,629	4%	2.50%	199	77,752	858,580	134,897	397,689	72,881
2020	20,404	4%	20%	173	705,963	16,254	4%	2.50%	173	70,297	776,260	121,963	332,925	61,012
2021	21,220	4%	20%	148	628,103	16,904	4%	2.50%	148	62,544	690,647	108,512	274,265	50,262
2022	22,068	4%	20%	135	595,849	17,580	4%	2.50%	135	59,332	655,182	102,940	240,909	44,149
2023	22,951	4%	20%	113	518,698	18,283	4%	2.50%	113	51,650	570,348	89,611	194,181	35,586
2024	23,869	4%	20%	102	486,933	19,015	4%	2.50%	102	48,487	535,420	84,123	168,787	30,932
2025	24,824	4%	20%	77	382,290	19,775	4%	2.50%	77	38,067	420,357	66,045	122,698	22,486
2026	25,817	4%	20%	52	268,497	20,566	4%	2.50%	52	26,736	295,233	46,386	79,792	14,623
2027	26,850	4%	20%	41	220,167	21,389	4%	2.50%	41	21,923	242,091	38,036	60,583	11,102
2028	27,924	4%	20%	25	139,618	22,244	4%	2.50%	25	13,903	153,521	24,121	35,573	6,519
2029	29,041	4%	20%	18	104,546	23,134	4%	2.50%	18	10,410	114,957	18,062	24,664	4,520
2030	30,202	4%	20%	12	72,485	24,059	4%	2.50%	12	7,218	79,703	12,523	15,834	2,902
2031	31,410	4%	20%	6	37,692	25,022	4%	2.50%	6	3,753	41,446	6,512	7,624	1,397
2032	32,667	4%	20%	1	6,533	26,023	4%	2.50%	1	651	7,184	1,129	1,224	224
Total					10,939,256					1,089,290	12,028,546	1,889,884	6,176,988	1,111,518

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22- CONDENSED PARENT COMPANY FINANCIAL INFORMATION (continued)

CHINA DU KANG CO., LTD.
CONDENSED PARENT COMPANY STATEMENT OF OPERATIONS
(Dollars in Thousands)

	For the Year Ended
	December 31,
	201 1	2009

Operating Expenses	$-	$-

Equity in undistributed income of subsidiaries	(696)	(897)
Net Income	$(696)	$(897)

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

China Du Kang Co., Ltd.

Date: April 19, 2012	By:	/s/ Wang Yongsheng
Wang Yongsheng,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the following capacities on the dates indicated and by a majority of the Board of Directors.

Signature	Title	Date

/s/ Wang Yongsheng	Chief Executive Officer (Principal Executive Officer, Director)	April 19, 2012
Wang Yongsheng

/s/ Liu Su Ying	Chief Financial Officer (Principal Financial Officer)	April 19, 2012
Liu Su Ying

/s/ Liu Su Ying	Chief Financial Officer (Principal Accounting Officer)	April 19, 2012
Liu Su Ying

/s/ Nie Fin Ying	Director	April 19, 2012
Nie Fin Ying