Form 10-Q
period 2012-03-31
CHINA DU KANG CO. LTD.
filed 2012-05-15
CIK 1472635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from____to____

Commission File No.  333-157281

CHINA DU KANG CO., LTD.
(Exact name of Registrant as specified in its charter)

NEVADA	90-0531621
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Town of Dukang, Baishui County,
A-28, Van Metropolis, #35 Tangyan Road,
Xi'an, Shaanxi, PRC, 710065
(Address of principal executive offices)

8629-88830106-822
(Issuer's telephone number)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large Accelerated Filer   ☐ Accelerated Filer     ☐ Non-accelerated Filer         ☒ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.   Yes ☐   No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: March 31, 2012:  100,113,791 shares of common stock

Table of Contents
10-Q China Du Kang Co., Ltd.
FORM 10-Q

PART I.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

FINANCIAL REPORT

At March 31, 2012 and December 31, 2011 and
For the Three Months Ended March 31, 2012 and 2011

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

INDEX

PAGE

CONSOLIDATED BALANCE SHEETS	5

CONSOLIDATED STATEMENTS OF OPERATIONS	6

CONSOLIDATED STATEMENT OF COMPRESENTATIVE INCOME	7

CONSOLIDATED STATEMENTS OF CASH FLOWS	8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	9-36

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$946,072	$968,370
Accounts receivable, net (Note 6)	328,757	270,276
Others receivable	6,029	2,427
Prepaid expenses (Note 7)	927,136	678,528
Inventories (Note 8)	5,328,559	5,335,136
Total current assets	7,536,553	7,254,737

Property, Plant and Equipment, net (Note 9)	4,374,206	4,451,669
Intangible assets, net (Note 10)	2,035,956	2,034,235
Long-term investment	1,897,323	1,885,399

Total Assets	$15,844,038	$15,626,040

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,255,577	$1,215,285
Accrued expenses (Note 11)	321,950	352,964
Others payable	146,109	125,599
Taxes payable (Note 12)	676,067	661,296
Deferred revenue	2,558,359	2,785,391
Employee security deposit	45,854	45,564
Lease liability-current (Note 17)	120,836	123,087
Total Current Liabilities	5,124,752	5,309,186

Long-term Liabilities:
Lease liability-long-term (Note 17)	824,843	847,420
Total Long-term Liabilities	824,843	847,420
Total Liabilities	5,949,595	6,156,606

Commitments and Contingencies (Note 17)	-	-

Shareholders' Equity:
China Du Kang Co., Ltd. Shareholders' Equity
Preferred stock, par value $0.001, 5,000,000 shares authorized;
no shares issued and outstanding as of
March 31, 2012 and December 31, 2011	-	-
Common stock, par value $0.001, 250,000,000 shares authorized;
100,113,791 shares issued and outstanding as of
March 31, 2012 and December 31, 2011	100,114	100,114
Additional paid-in capital	27,385,386	27,385,386
Accumulated deficit	(21,967,543)	(22,292,346)
Accumulated other comprehensive income	(762,047)	(821,700)
Total China Du Kang Co., Ltd. Shareholders' equity (deficit)	4,755,910	4,371,454
Noncontrolling Interest	5,138,533	5,097,980
Total Shareholders' Equity (Deficit)	9,894,443	9,469,434
Total Liabilities and Shareholders' Equity (Deficit)	$15,844,038	$15,626,040

See Notes to Consolidated Financial Statements

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2012	2011
	(unaudited)	(unaudited)
Revenues
Sales of Liquor	$614,377	$427,679
License Fees	212,322	283,817
Gross Profit	826,699	711,496

Costs of Revenues
Costs of Liquor Sold	459,435	340,138
Costs of License Fees	-	-
Total Costs of Sales	459,435	340,138

Gross Profit	367,264	371,358

Operating Expenses

Selling Expenses
Advertising expenses	12,609	5,907
Travel and entertainment	7,652	1,734
Total Selling Expenses	20,261	7,641

General and administrative expenses
Payroll	71,353	78,288
Employee benefit and pension	21,617	19,080
Depreciation and amortization expenses	31,370	45,649
Professional fees and consultancy fees	52,530	25,104
Office expenses	20,982	15,842
Vehicle expenses	7,782	9,276
Travel and entertainment	7,908	11,029
Other general and administrative expenses	-	33,872
Total General and Administrative Expenses	213,542	238,140

Total Operating Expenses	233,803	271,468

Income (Loss) from Operation	133,461	125,577

Other Income (Expenses)
Interest income	1,223	1,520
Interest expenses	(8,048)	(18,543)
Imputed interest	-	(262,497)
Governmental subsidy	261,071	-
Other income (expense)	32	100
Total other income (expenses)	254,278	(279,420)

Income (Loss) before Provision for Income Tax	387,739	(153,843)

Provision for Income Tax	(22,353)	(46,585)

Net Income (Loss)	365,386	(200,428)

Less: Net income attributable to noncontrolling interest	40,583	31,831

Net Income (Loss) attributable to
China Du Kang Co., Ltd.	$324,803	$(232,259)

Basic and Fully Diluted Earnings per Share	$0.00	$(0.00)

Weighted average shares outstanding	100,113,791	100,113,791

See Notes to Consolidated Financial Statements

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPRESENTATIVE INCOME

	For the Three Months Ended
	March 31,
	2012	2011
	(unaudited)	(unaudited)

Net income	$365,386	$(200,428)
Other comprehensive income, net of tax:
Effects of foreign currency conversion	59,623	(45,704)
Total other comprehensive, not of tax	59,623	(45,704)
Comprehensive income	425,009	(246,132)
Comprehensive income attributable to
the noncontrolling interest	40,553	32,572
Comprehensive income attributable to
China Du Kang Co., Ltd.	$384,456	$(278,704)

See Notes to Consolidated Financial Statements

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2012	2011
	(unaudited)	(unaudited)
Cash Flows from Operating Activities

Net income (loss) including noncontrolling interest	$365,386	$(200,428)
Adjustments to reconcile net income (loss)
including noncontrolling interest to net cash
provided (used) by operating activities:
Imputed interest	-	262,497
Depreciation	119,545	89,608
Amortization	11,153	12,404
Changes in operating assets and liabilities:
Increase in accounts receivable	(56,813)	(539,729)
(Increase)/Decrease in others receivable	(3,589)	73,096
(Increase)/Decrease in prepaid expenses	(244,494)	200,075
(Increase)/Decrease in inventories	40,348	(290,375)
Increase in accounts payable	32,630	84,634
Increase/(Decrease) in accrued expenses	(33,270)	61,268
Increase in other payable	19,730	1,421
Decrease in taxes payable	10,596	33,017
Decrease in deferred revenue	(244,825)	(72,754)
Decrease in lease liabilities	(30,989)	(31,685)
Net cash used by operating activities	(14,592)	(316,951)

Cash Flows from Investing Activities

Purchase of fixed assets	(13,870)	(77,067)
Purchase of land use right	-	(1,953,410)
Net cash used by investing activities	(13,870)	(2,030,477)

Cash Flows from Financing Activities

Proceeds from related parties	-	1,625,993
Repayments to related parties	-	(1,518)
Net cash provided by financing activities	-	1,624,475

Increase (decrease) in cash	(28,462)	(722,978)
Effects of exchange rates on cash	6,164	43,111
Cash at beginning of period	968,370	1,994,126
Cash at end of period	$946,072	$1,314,259

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$8,048	$13,270
Income taxes	$-	$-

See Notes to Consolidated Financial Statements

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1- BASIS OF PRESENTATION

The accompanying unaudited financial statements of China Du Kang Co., Ltd. and subsidiaries, (the “Company” or "Du Kang") were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company (“Management”) believes that the following disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the notes for the year ended December 31, 2011.

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the three months ended March 31, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Huitong was formed for the purpose of seeking and consummating a merger or acquisition with a business entity organized as a private corporation, partnership, or sole proprietorship.  On December  26, 2007, Huitong executed an acquisition agreement with shareholders of Shaanxi Xidenghui Technology Stock Co., Ltd. ("Xidenghui"), whereby Huitong agreed to acquire 98.24% of the equity ownership of Xidenghui from the shareholders.  Subsequent to completion of the acquisition agreement,  Xidenghui became a majority-owned subsidiary of Huitong. On October 1, 2011, Xidenghui amended its Bylaws to increase its registered capital to $23,964,642 (RMB 189,803,210). Huitong's equity ownership interest in Xidenghui decreased from 98.24% to 83.47%, as some related-parties contributed their loans to Xidenghui to paid-in capital.

Xidenghui was incorporated  in Weinan City, Shaanxi Province, PRC on March 29, 2001 under the Company Law of PRC.  Xidenghui was engaged in the business of production and distribution of distilled spirit with a brand name of “Xidenghui”.  Currently, its principal business is to hold an equity ownership interest in Shannxi Baishui Dukang Liquor Co., Ltd. (“Baishui Dukang”) and Shaanxi Baishui Dukang Liquor Brand Management Co., Ltd. (“Brand Management”), and to distribute liquor manufactured by Baishui Dukang.

Baishui Dukang was incorporated in Baishui County, Shanxi Province, PRC on March 1, 2002 under the Company Law of PRC.  Baishui Dukang was principally engaged in the business of production and distribution of distilled spirit (liquor) with a brand name of “Baishui Du Kang”. On May 15, 2002, Xidenghui invested inventory and fixed assets with a total fair value of $ 4,470,219 (RMB 37,000,000) to Baishui Dukang and owns 90.51% of Baishui Dukang’s equity interest ownership, thereby causing Baishui Dukang to become a majority-owned subsidiary of Xidenghui. On July 29, 2003, Baishui Dukang amended its Bylaws to increase its registered capital to $5,603,479 (RMB 46,380,000). Xidenghui remains its 90.51% equity ownership interest in Baishui Dukang.

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

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2- ORGANIZATION AND OPERATIONS (continued)

Xidenghui, Baishui Dukang, and Brand Management are the three of these affiliated companies that are engaged in business operations.  Du Kang, Merit, and Huitong are holding companies, whose business is to hold an equity ownership interest in Baishui Dukang and Brand Management.   All these affiliated companies are hereafter referred to as the "Company".  Currently, the Company is principally engaged in the business of production and distribution of distilled spirit with the brand name of “Baishui Dukang”. The Company also licenses the brand name to other liquor manufactures and liquor stores.  The Company's structure is summarized in the following chart.

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
Shaanxi Huitong Food Development Co., Inc. “Huitong” Incorporated in Shaanxi Province, PRC on August 9, 2007
Acquiring 98.24% equity interest on 12/26/2007 The equity interest changed to 83.47% on October 1, 2011
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

Note 2- ORGANIZATION AND OPERATIONS (continued)

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

China Du Kang is the US holding company for Merit, a Hong Kong entity organized under the Companies Ordinance as a limited liability company. Merit is established as a WOFE corporation for the purpose of effecting an acquisition transaction with Huitong, a WOFE corporation incorporated in PRC. Huitong in turn majority owns Xidenghui, which is a Chinese holding company. Xidenghui has two subsidiaries, Baishui Dukang and Brand Management.

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

Note 4- GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $21,967,543 at March 31, 2012 that includes losses of $823,812 and $1,007,604 for the year ended December 31, 2011 and 2010, respectively.  These factors raise substantial doubt about its ability to continue as a going concern.

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

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

Period Covered	Balance Sheet Date	Average Rates

Three months ended March 31, 2012	6.32470	6.32012
Three months ended March 31, 2011	6.57010	6.5894
Year ended December 31, 2011	6.36470	6.47351
Year ended December 31, 2010	6.61180	6.77875

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

Concentrations of Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents with various financial institutions in the PRC which do not provide insurance for the amounts on deposit.  The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.

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

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with the FASB ASC 720-35, “Advertising Costs”.  The advertising costs were $12,609, and $5,907 for the three months ended March 31, 2012 and 2011, respectively.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5- SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and Development Costs

Research and development costs relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed when incurred in accordance with the FASB ASC 730, "Research and Development". Research and development costs were immaterial for the three months March 31, 2012 and 2011, respectively.

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

Sales Tax and Sales Tax Affixation

Brand Management derives license fees revenue, which is subject to sales tax and sales tax affixation in PRC. Sales tax rate is 5% of the gross sales, and sales tax affixation is approximately 10% of the sales tax, or 0.05% of the gross sales. The Company presents sales tax and sales tax affixation on a net basis. License fee revenue represents the invoiced amount, net of sales tax and sales tax affixation.

Excise Tax

Baishui Dukang produces and distributes distilled liquor, which is subject to excise tax in PRC. Excise tax rate is $0.14 (RMB1.00) per kilogram and 10%-20% of gross sales revenue. The Company presents excise tax on a net basis. Sales revenue from sales of liquor represents the invoiced value of liquor sold, net of excise tax.

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

Note 5- SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Imputed Interest

The Company has financed it business operation through short-term borrowings from various related parties. These short-term borrowings are non-secured, non-interest bearing with no fixed repayment date. The imputed interests are assessed as an expense to the business operation and an addition to the paid-in capital. The calculation is performed quarterly  based on the average outstanding balance and the market interest rate. The interest rate used in the calculation of imputed interest for the three months ended March 31, 2011 was 6.375%. The imputed interest expense was $0 and $262,497 for the three months ended March 31, 2012 and 2011.

Pension and Employee Benefits

Full time employees of the PRC entities participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Company to accrue for these benefits based on certain percentages of the employees' salaries. The Management believes full time employees who have passed the probation period are entitled to such benefits.  The total provision for such employee benefits was $18,491 and $17,515 for the three months ended March 31, 2012 and 2011, respectively.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5- SIGNIFICANT ACCOUNTING POLICIES (continued)

Government Subsidies

The Company records government grants as current liabilities upon reception.   A government subsidy revenue is recognized only when there is reasonable assurance that the Company has complied with all conditions attached to the grant.  Government subsidies are generally exempt from income tax. The Company recognized government subsidy of $261,071 and $0 for the three months ended March 31, 2012 and 2011, respectively.

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

Although the PRC Income Tax Law allows the enterprises to offset their future net income with operating losses carried forward, an enterprise need approval from the local tax authority before it can claim such tax benefit, and the outcome of the application is generally uncertain.  Therefore, the Management established a 100% valuation allowance for the operation losses carried forward and no deferred tax assets have been recorded.

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

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5- SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with FASB ASC 260, “Earnings Per Share” , which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There are no potentially dilutive securities outstanding (options and warrants) for the three months ended March 31, 2012 and 2011, respectively.

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

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5- SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) released Accounting Standards Update No. 2011-12 (“ASU 2011-12”), Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 defers only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The provisions of ASU 2011-12 became effective in fiscal years beginning after December 15, 2011. The adoption of ASU 2011-12 did not materially impact our financial statements.

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

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6- ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:
	March 31,	December 31,
	2012	2011
	(unaudited)

Accounts receivable	$328,757	$270,276
Less: Allowance for doubtful accounts	-	-
Accounts receivable, net	$328,757	$270,276

Bad debt expense charged to operations was $0 and $0 for the three months ended March 31, 2012 and 2011, respectively.

Note 7- PREPAID EXPENSES

Prepaid expenses consist of the following:

	March 31,	December 31,
	2012	2011
	(unaudited)

Machinery and parts	$116,165	$20,520
Raw materials and supplies	577,980	519,629
Packing and supply materials	216,307	138,379
Office expenses	16,684	-
Total	$927,136	$678,528

Note 8- INVENTORIES

Inventories consist of following:

	March 31,	December 31,
	2012	2011
	(unaudited)

Finished goods	$1,762,610	$1,799,934
Work-in-progress	2,895,610	2,700,921
Raw materials	153,718	154,603
Supplies and packing materials	516,621	679,678
Total	$5,328,559	$5,335,136

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9- PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment:

	March 31,	December 31,
	2012	2011
	(unaudited)

Building and warehouses	$3,295,293	$3,274,587
Machinery and equipment	2,320,785	2,306,197
Office equipment and furniture	196,943	191,972
Motor vehicles	373,224	370,878
Leased assets	2,471,664	2,457,187
Total	8,657,909	8,600,821
Less: Accumulated depreciation	(4,608,634)	(4,460,944)
	4,049,275	4,139,877
Add: Construction in progress	324,931	311,792
Total property, plant and equipment, net	$4,374,206	$4,451,669

Depreciation expense charged to operations was $119,545 and $89,608 for the three months ended March 31, 2012 and 2011, respectively. Depreciation expense with respect to production equipment that was charged to cost of sales was $99,328 and $56,363 for the three months ended March 31, 2012 and 2011, respectively.  The remainder, depreciation expense attributable to equipment used in administration, was $20,217 and $33,245 for the three months ended March 31, 2012 and 2011, respectively, and was included in general and administration expenses.

Note 10- INTANGIBLE ASSETS

The following is a summary of intangible assets, less amortization:

	March 31,	December 31,
	2012	2011
	(unaudited)
Land use right	$2,098,531	$2,085,341
Trade Mark of "Xidenghui"	71,150	70,702
Trade Mark of "Baishui Du Kang"	26,088	25,924
Total intangible assets	2,195,769	2,181,967

Less: Accumulated amortization	(159,813)	(147,732)

Total intangible assets, net	$2,035,956	$2,034,235

Amortization expense charged to operations was $11,153 and $12,404 for the three months ended March 31, 2012 and 2011, respectively.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11- ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31,	December 31,
	2012	2011
	(unaudited)

Accrued payroll	$52,550	$84,933
Accrued employee benefits	59,342	59,000
Accrued pension and employee benefit	157,002	138,643
Accrued office expenses	53,056	70,388
Total	$321,950	$352,964

Note 12- TAXES PAYABLE

Taxes payable consists of the following:

	March 31,	December 31,
	2012	2011
	(unaudited)

Income tax	$494,933	$469,626
Sales tax and sales tax affixation	141,736	142,148
Excise taxes	17,013	44,694
Value-added Tax ("VAT")	19,724	2,429
Other taxes	2,661	2,399
Total taxes payable	$676,067	$661,296

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13- SALES OF LIQUOR TO RELATED PARTY

The Company generally sells liquor to liquor distributors. Some of these liquor distributors are our affiliates, which are directly or indirectly, beneficially and in the aggregate, majority-owned and controlled by directors and principal shareholders of the Company.  The price will be different if we sell liquor to third parties. The amount sold to these affiliates follows:

		For the Three Months Ended
		June 30,
Name of Related Party	Description	2012	2011
		(unaudited)	(unaudited)

Shaanxi Dukang Group Co., Ltd.	Affiliate 1	$441,562	$358,244
Shaanxi Baishui Shiye Co., Ltd.(F/K/A
Shaanxi Baishui Dukang Trade Co., Ltd.)	Affiliate 2	26,369	67,803
		$467,931	$426,047

In related to sales to related-parties, our subsidiaries have accounts receivable and deferred revenue from related-parties, as disclosed in the following:

Accounts receivable from related parties consists of the following:

		March 31,	December 31,
	Description	2012	2011
Name of Related Party		(unaudited)

Shaanxi Dukang Group Co., Ltd.	Affiliate 1	$19,367	$-
Shaanxi Baishui Shiye Co., Ltd.(F/K/A
Shaanxi Baishui Dukang Trade Co., Ltd.)	Affiliate 2	67,405	66,981
Less: Allowance for doubtful accounts		-	-
Accounts Receivable from Related-parties, net		$86,772	$66,981

Bad debt expense charged to operations was $0 and $0 for the three months ended March 31, 2012 and 2011, respectively.

Deferred revenue from related parties consists of the following:

		March 31,	December 31,
Name of Related Party	Description	2012	2011
		(unaudited)

Shaanxi Dukang Group Co., Ltd.	Affiliate 1	$351,487	$427,732
Shaanxi Baishui Shiye Co., Ltd.(F/K/A
Shaanxi Baishui Dukang Trade Co., Ltd.)	Affiliate 2	200,527	217,021
Total Deferred Revenue from Related-parties		$552,014	$644,753

The nature of the affiliation of each related party follows:

Affiliate 1--The CEO of the Company is a director of Shaanxi Dukang Group Co., Ltd. and has significant influence on the operations therein.

Affiliate 2--The CEO of the Company is the sole director of Shaanxi Baishui Shiye Co., Ltd. and has significant influence on the operations therein.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14- SEGMENT REPORTING

The Company operates in two reportable business segments that are determined based upon differences in products and services. Summarized information by business segment for the three months ended March 31, 2012 and 2011 is as follows:

	For the Three Months Ended
	March 31,
	2012	2011
	(unaudited)	(unaudited)
REVENUE
Sales of Liquor	$614,377	$427,679
Franchise Fees	212,322	283,817

COST OF SALES
Sales of Liquor	$459,435	$340,138
Franchise Fees	-	-

GROSS PROFITS
Sales of Liquor	$154,942	$87,541
Franchise Fees	212,322	283,817

	March 31,	December 31,
	2012	2011
	(unaudited)

TOTAL ASSETS OF LIQUOR PRODUCTION AND DISTRIBUTION	$12,428,618	$12,139,862

TOTAL ASSETS OF BRAND NAME LICENSE	$4,213,996	$4,201,880

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15- CONCENTRATIONS AND CREDIT RISKS

The Company operates in the PRC and grants credit to its customers in this geographic region based on an evaluation of the customer's financial condition. Although the PRC is economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

Major Customers

The following major customers accounted for approximately 5% or more of the Company’s total sales, as summarized in the following:

		For the Three Months Ended March 31,
		2012		2011
		(unaudited)		(unaudited)

Major	Type of		Percentage of		Percentage of
Customer	Customer	Revenue	Total Revenue	Revenue	Total Revenue
Shaanxi Dukang Group Co., Ltd.	Distributor	$400,151	48.40%	$358,244	50.35%
Shaanxi Baishui Dukang Shiye Co., Ltd.	Distributor	45,801	5.54%	67,803	9.53%
Mr. Jincai Bai'	Licensee	-	-	43,203	6.07%
Ms. Xiaoyan Shi	Agent	-	-	50,403	7.08%
Mr. Anxian Xie	Agent	44,857	5.43%	43,203	6.07%
Mr. Changzhong Ji	Agent	44,857	5.43%	-	-
Ms. Jie Cao	Agent	44,857	5.43%	-	-
Ms. Xiaoli Du	Agent	-	-	36,002	5.06%
Ms. Sue Dong	Agent	-	-	36,002	5.06%
Total		$580,523	70.22%	$634,860	89.23%

Major Suppliers

The following major suppliers accounted for approximately 5% or more of the Company’s total purchase, as summarized in the following:

	For the Three Months Ended March 31,
	2012		2011
	(unaudited)		(unaudited)

Major		Percentage of		Percentage of
Suppliers	Purchase	Total Purchase	Purchase	Total Purchase
Hunan Dexing Taochi Co., Ltd.	$12,718	10.92%	$-	-
Hunan Liling Liangyou Taochi Co., Ltd.	19,155	16.45%	27,426	11.27%
Hunan Fengling Liangyou China Co., Ltd.	-	-	-	-
Hunan Xinshiji Taochi Co., Ltd.	-	-	61,871	25.42%
Shanxi Wenxiyingfa Glass Co., Ltd.	-	-	68,097	27.98%
Sichuan Guangan Defeng Glass Co., Ltd.	-	-	13,879	5.70%
Wenzhou Zhixin Wujin Glass Co., Ltd.	30,910	26.55%	-	-
Yuncheng Aofeng Glass Co., Ltd.	47,893	41.14%	50,799	20.87%
Total	$110,675	95.07%	$222,071	91.25%

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16- NONCONTROLLING INTEREST

Balance of Noncontrolling Interest consists of the following:

	Subsidiary and Noncontrolling Interest percentage			Total Noncontrolling Interest
	Brand Management	Baishui Dukang	Xidenghui
	30.00%	9.49%	16.53% (4)

Balance @ December 31, 2010	$206,671	$(61,636)	$(42,984)	$102,051

Noncontrolling Interest income (Loss)	130,183	(29,866)	27,494	127,810

Debt Conversion	-	218,865	4,644,728	4,863,593

Other Comprehensive Income (Loss)-
effects of Foreign Currency Conversion	2,225	(509)	2,809	4,526

Balance @ December 31, 2011	$339,079	$126,854	$4,632,047	$5,097,980

Noncontrolling Interest income (Loss)	20,118	20,465	-	40,583

Other Comprehensive Income (Loss)-
effects of Foreign Currency Conversion	(15)	(15)	-	(30)

Balance @ March 31, 2012	$359,182	$147,304	$4,632,047	$5,138,533

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16- NONCONTROLLING INTEREST (continued)

Noncontrolling interest income consists of the following:

	For the three months Ended March 31, 2012

Name of Subsidiary	Brand Management		Baishui Dukang		Xidenghui		Parent/Holding Company
	Total Income	Noncontrolling Interest Income	Total Income	Noncontrolling Interest Income	Total Income	Noncontrolling Interest Income	Total Income		Noncontrolling Interest Income
	100%	30%	100%	9.49%	100%	16.53% (4)

Net Income (Loss)	$67,060	$20,118	$215,645	$20,465	$82,823	$13,691	$(144)		$-

Income (Loss) from subsidiary
(equity method)	-	-	-	-	242,122	40,023	324,945		40,583

Total Income (Loss)	67,060	20,118	215,645	20,465	324,945	53,713	324,801		40,583

Adjustments to noncontrolling interest
to absorb accumulated deficit	-	-	-	-	-	(53,713)	-		-

Less: Income (Loss) attributable to
noncontrolling interest	(20,118)	-	(20,465)	-	-	-	-		-

Income (Loss) attributable to Majority	$46,942		$195,180		$324,945		$324,801	(3)
Income (Loss) attributable to
noncontrolling interest		$20,118		$20,465		$-			$40,583

	For the three months Ended March 31, 2011

Name of Subsidiary	Brand Management		Baishui Dukang		Xidenghui		Parent/Holding Company
	Total Income	Noncontrolling Interest Income	Total Income	Noncontrolling Interest Income	Total Income	Noncontrolling Interest Income	Total Income	Noncontrolling Interest Income
	100%	30%	100%	9.49%	100%	1.76%

Net Income (Loss)	$139,755	$41,926	$(62,529)	$(5,934)	$(277,648)	$(4,887)	$(6)	$-

Income (Loss) from subsidiary
(equity method)	-	-	-	-	41,234	726	(232,253)	31,832

Total Income (Loss)	139,755	41,926	(62,529)	(5,934)	(236,414)	(4,161)	(232,259)	31,832

Less: Income (Loss) attributable to
noncontrolling interest	(41,926)	-	5,934	-	4,161	-	-	-

Income (Loss) attributable to Majority	$97,828		$(56,595)		$(232,253)		$(232,259)
Income (Loss) attributable to
noncontrolling interest		$41,926		$(5,934)		$(4,161)		$31,832	(3)

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16- NONCONTROLLING INTEREST (continued)

Noncontrolling interest income consists of the following:

	For the Year Ended December 31, 2011

Name of Subsidiary	Brand Management		Baishui Dukang		Xidenghui		Parent/Holding Company
	Total Income	Noncontrolling Interest Income	Total Income	Noncontrolling Interest Income	Total Income	Noncontrolling Interest Income	Total Income		Noncontrolling Interest Income
	100%	30%	100%	9.49%	100%	16.53% (4)

Net Income (Loss)	$433,942	$130,183	$(314,709)	$(29,866)	$(814,314)	$2,943	$(917)		$-

Income (Loss) from subsidiary
(equity method)	-	-	-	-	18,917	24,550	(822,891)		127,810

Total Income (Loss)	433,942	130,183	(314,709)	(29,866)	(795,397)	27,494	(823,808)		127,810

Less: Income (Loss) attributable to
noncontrolling interest	(130,183)	-	29,866	-	(27,494)	-	-		-

Income (Loss) attributable to Majority	$303,760		$(284,843)		$(822,891)		$(823,808	)(3)
Income (Loss) attributable to
noncontrolling interest		$130,183		$(29,866)		$27,494			$127,810	(3)

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16- NONCONTROLLING INTEREST (continued)

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

(4)
The non-controlling interest percentage increased from 1.76% to 16.53% on October 1, 2011, as some minority shareholders contributed their loans to Shaanxi Xidenghui Technology Stock Co., Ltd. to paid-in capital.

Note 17- COMMITMENTS AND CONTINGENCIES

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

Note 17- COMMITMENTS AND CONTINGENCIES (continued)

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

GENERAL BUSINESS

The Company and its subsidiaries principally engage in the business of production and distribution of distilled spirit (liquor) with a brand name of “Baishui Du Kang” as well as to manage the license of the “Baishui Du Kang” brand name in China, PRC.

OUR AUDITORS HAVE NOTED THERE IS CERTAIN DOUBT ABOUT OUR ABILITY TO OPERATE AS A GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $21,967,543 at March 31, 2012 that includes a profit of $365,386 for the three months ended March 31, 2012 and a loss of $200,428 for three months ended March 31, 2011. The Company has working capital 2,411,801 at March 31, 2012.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

RESULTS OF OPERATIONS
FOR THE THREE MONTHS THEN ENDED MARCH 31, 2012 AND 2011

Revenue

Total revenues for the three months ended March 31, 2012 were $826,699 as compared to $711,496 for the same period of 2011. These include sales of liquor, which were $614,377 for the three months ended March 31, 2012 and $427,679 for the same period of 2011. The license fees revenue for the three months ended March 31, 2012 were $212,322 and $283,817 for the same period of 2011, representing a decrease of 25.2%.

Sales of liquor to related parties distributors were $467,931 or approximately 76.2% of total liquor sales for the three months ended March 31, 2012; and $426,047 or 99.62% of total liquor sales for the three months ended March 31, 2012, respectively. Corresponding related parties accounts receivables to the sales revenues were $86,772 and $66,981 at March 31, 2012 and December 31, 2011, respectively.

There are no related parties’ revenues generated from License fees or agent sales.

The Company’s revenues from sales of liquor for the three months ended March 31, 2012 increased approximately 44% as compared to the same period in 2011. The Company expects its revenue to increase gradually over the next periods as new and old customer demand increases.

Cost of Goods and Gross Margin

The overall gross margin for the three month ended March 31, 2012 was 44.4% as compared to 52.2% for the comparable period of 2011 which is due to the decrease on license fees revenues for the three months ended March 31, 2012 compared with gross margin for the comparable period of 2011. Gross margin on sales of liquor was 25.2% in the three months ended March 31, 2012, representing an increase of 23.2% when compared to 20.5% for the comparable period in 2011.

The increase in gross margin on sales of liquor resulted from increase of sales to unrelated third party. Historically, the Company primarily sold its liquor products to the related parties’ distributors at deep discount prices. As the Company increases its customers’ base, the gross margin increased as well.

Operating Expenses

Expenses from operations totaled $233,803 and $271,468 for the three months ended March 31, 2012 and 2011, respectively. Selling expenses increased $12,620 from $7,641 for the three months ended March 31, 2011 to $20,261 for the same period in 2012 since the Company increased its sales to unrelated third party. General and administrative expenses are comparable for the periods with an exception to significant increase in professional and consultant fees and decrease of other miscellaneous general and administrative expenses.

The changes in operating expenses, both selling expenses and general and administrative expenses arose from the Company's decision to change its distribution practices. The Company has begun its effort to move away from its emphasis on affiliates to a much broader network of third party resellers.

Other Income and Expenses

The Company has incurred total interest expense and imputed interest expense net of $6,825 and $279,520 for the three months ended March 31, 2012 and 2011, respectively. The decreased in imputed interest expense was due to the conversion of related parties’ loans to additional paid-in capital of the Company.

LIQUIDITY AND CAPITAL RESOURCES
AS OF MARCH 31, 2012 AND DECEMBER 31, 2011

Operating Activities

We experienced a net income of $365,386 for the three months ended March 31, 2012 as compared to a loss of $200,428 for the same period of 2011. Adjustments to reconcile the net loss to cash provided by operating activities included zero dollars for imputed interest for the three months ended March 31, 2012 as compared to $262,497 for the same period of 2011. Depreciation and amortization remained relatively stable at $130,689 and $102,012 for the same respective periods.

Changes in operating assets and liabilities included an increase in accounts receivable from $270,276 at December 31, 2011 to $328,757 at March 31, 2012.  Prepaid expenses increased $248,608 from $678,528 to $927,136 for the three months period of 2012, as we increased our advance to purchase new packing materials for products selling to third party customers.  Changes in operating liabilities such as accounts payable and accrued expenses for the three months periods were minimal, as did other payables, taxes payables, other current liabilities with the exception to deferred revenues which decreased $244,825 .

As a result, net cash used by operating activities declined to $14,592 for the three months ended March 31, 2012,  as compared to $316,951 for the same period of 2011.

Investing Activities

Net cash used by investing activities were $13,870 and $2,030,477 for the three months ended March 31, 2012 and 2011 respectively, the decrease was primarily attributed to the payments for purchase of land use right in 2011.

Financing Activities

Net cash provided by financing activities changed were $0 and $1,624,475 for the three months ended March 31, 2012 and 2011 respectively. For the three months ended March 31, 2011, the Company has obtained financing from its related parties as working capital. The Company has reduced its dependence on related party financing as it increased its revenues to cover the expenses.

Cash at March 31, 2012 and December 31, 2011 was $946,072 and $968,370, respectively. The Company has working capital 2,411,801 at March 31, 2012 as compared to $1,945,551 at March 31, 2011.

We have historically funded our cash needs through a series of debt transactions, primarily with related parties. On October 1, 2011, the related parties contributed their outstanding debt to paid-in capital and the contribution.

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

Related Parties Transactions

The Company has generated sales revenues from related parties in the amount of $467,931 and $426,047 for the three months ended March 31, 2012 and 2011, respectively.

The Company has outstanding accounts receivables from related parties in the amount of $86,772 and $66,981 at March 31, 2012 and December 31, 2011, respectively.

The Company has outstanding deferred revenues related to related parties in the amount of $552,014 and $644,753 at March 31, 2012 and December 31, 2011, respectively.

Critical Accounting Policies

Information regarding significant accounting standards is included in Note 5 to the accompanying Consolidated Financial Statements.

Off-Balance Sheet Arrangements

As of March 31, 2012, the Company did not have any other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for Smaller Reporting Company.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure.

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2012.

Changes in Internal Control Over Financial Reporting

Based on the evaluation of our management as required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act, there were no changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None.

Transfer Agent

Our transfer agent is Island Stock Transfer, 100 Second Avenue South, Suite 705S, St. Petersburg, FL 33701. The telephone number is (727) 289-0010.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED).

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer

31.2.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer

32.1.	Section 1350 Certifications of Chief Executive Officer

32.2.	Section 1350 Certifications of Chief Financial Officer

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
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

CHINA DU KANG CO., LTD.
(Registrant)

Date: May 15, 2012	By:	/s/ Wang Yong Sheng, President
Wang Yong Sheng,
President
(Chief Executive Officer)

Date: May 15, 2012	By:	/s/ Liu Su Ying, CFO
Liu Su Ying,
Chief Financial Officer
(Principal Accounting Officer)