Form 10-Q
period 2012-06-30
CHINA DU KANG CO. LTD.
filed 2012-08-14
CIK 1472635

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

FINANCIAL REPORT

At June 30, 2012 and December 31, 2011 and
For the Three and Six Months Ended June 30, 2012 and 2011

INDEX

PAGE

CONSOLIDATED BALANCE SHEETS	2

CONSOLIDATED STATEMENTS OF OPERATIONS	3

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	4

CONSOLIDATED STATEMENTS OF CASH FLOWS	5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	6-33

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$570,026	$968,370
Accounts receivable, net (Note 4)	563,382	270,276
Others receivable	77,587	2,427
Prepaid expenses (Note 5)	2,038,069	678,528
Inventories (Note 6)	5,947,393	5,335,136
Total current assets	9,196,457	7,254,737

Property, Plant and Equipment, net (Note 7)	4,320,146	4,451,669
Intangible assets, net (Note 8)	2,026,907	2,034,235
Long-term investment	1,898,880	1,885,399

Total Assets	$17,442,390	$15,626,040

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,498,511	$1,215,285
Accrued expenses (Note 9)	439,274	352,964
Others payable	132,198	125,599
Taxes payable (Note 10)	709,498	661,296
Deferred revenue	3,739,335	2,785,391
Employee security deposit	45,889	45,564
Lease liability-current (Note 15)	117,904	123,087
Total Current Liabilities	6,682,609	5,309,186

Long-term Liabilities:
Lease liability-long-term (Note 15)	797,560	847,420
Total Long-term Liabilities	797,560	847,420
Total Liabilities	7,480,169	6,156,606

Commitments and Contingencies (Note 15)	-	-

Shareholders' Equity:
China Du Kang Co., Ltd. Shareholders' Equity
Preferred stock, par value $0.001, 5,000,000 shares authorized;
no shares issued and outstanding as of
June 30, 2012 and December 31, 2011	-	-
Common stock, par value $0.001, 250,000,000 shares authorized;
100,113,791 shares issued and outstanding as of
86,000,000 shares issued and outstanding as of September 30, 2008
June 30, 2012 and December 31, 2011	100,114	100,114
Additional paid-in capital	27,385,386	27,385,386
Accumulated deficit	(21,894,053)	(22,292,346)
Accumulated other comprehensive income	(753,628)	(821,700)
Total China Du Kang Co., Ltd. Shareholders' equity (deficit)	4,837,819	4,371,454
Noncontrolling Interest	5,124,402	5,097,980
Total Shareholders' Equity (Deficit)	9,962,221	9,469,434
Total Liabilities and Shareholders' Equity (Deficit)	$17,442,390	$15,626,040

See Notes to Consolidated Financial Statements

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
Sales of Liquor	$722,681	$258,941	$1,337,058	$686,620
License Fees	212,209	242,636	424,531	526,453
Gross Profit	934,890	501,577	1,761,589	1,213,073

Costs of Revenues
Costs of Liquor Sold	446,413	215,546	905,848	555,684
Costs of License Fees	-	-	-	-
Total Costs of Sales	446,413	215,546	905,848	555,684

Gross Profit	488,477	286,031	855,741	657,389

Operating Expenses

Selling Expenses
Advertising expenses	13,474	66,480	26,083	72,387
Travel and entertainment	10,141	3,312	17,793	5,046
Total Selling Expenses	23,615	69,792	43,876	77,433

General and administrative expenses
Payroll	106,477	72,667	177,830	150,955
Employee benefit and pension	27,763	21,646	49,380	40,726
Depreciation and amortization expenses	30,772	38,279	62,142	83,928
Professional fees and consultancy fees	44,871	31,122	97,401	56,226
Office expenses	83,710	13,047	104,692	28,889
Vehicle expenses	11,227	9,702	19,009	18,978
Travel and entertainment	55,559	7,053	63,467	18,082
Other general and administrative expenses	9,164	(31,615)	9,164	2,257
Total General and Administrative Expenses	369,543	161,901	583,085	400,041

Total Operating Expenses	393,158	231,693	626,961	477,474

Income (Loss) from Operation	95,319	54,338	228,780	179,915

Other Income (Expenses)
Interest income	1,588	1,483	2,811	3,003
Interest expenses	(8,035)	(19,930)	(16,083)	(38,473)
Imputed interest	-	(260,838)	-	(523,335)
Governmental subsidy	-	-	260,849	-
Other income (expense)	(143)	(1,444)	111	(1,344)
Total other income (expenses)	(6,590)	(280,729)	247,688	(560,149)

Income (Loss) before Provision for Income Tax	88,729	(226,391)	476,468	(380,234)

Provision for Income Tax	(29,425)	(33,721)	(51,778)	(80,306)

Net Income (Loss)	59,304	(260,112)	424,690	(460,540)

Less: Net income attributable to noncontrolling interest	(14,186)	12,038	26,397	43,869

Net Income (Loss) attributable to
China Du Kang Co., Ltd.	$73,490	$(272,150)	$398,293	$(504,409)

Basic and Fully Diluted Earnings per Share	$0.00	$(0.00)	$0.00	$(0.01)

Weighted average shares outstanding	100,113,791	100,113,791	100,113,791	100,113,791

See Notes to Consolidated Financial Statements

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPRESENTATIVE INCOME

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net income	$59,304	$(260,112)	$424,690	$(460,540)
Other comprehensive income, net of tax:
Effects of foreign currency conversion	8,474	(118,840)	68,097	(164,544)
Total other comprehensive, not of tax	8,474	(118,840)	68,097	(164,544)
Comprehensive income	67,778	(378,952)	492,787	(625,084)
Comprehensive income attributable to
the noncontrolling interest	(14,131)	14,201	26,422	46,773
Comprehensive income attributable to
China Du Kang Co., Ltd.	$81,909	$(393,153)	$466,365	$(671,857)

See Notes to Consolidated Financial Statements

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2012	2011
	(unaudited)	(unaudited)
Cash Flows from Operating Activities

Net income (loss) including noncontrolling interest	$424,690	$(460,540)
Adjustments to reconcile net income (loss)
including noncontrolling interest to net cash
provided (used) by operating activities:
Imputed interest	-	523,335
Depreciation	267,137	182,075
Amortization	21,852	23,820
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(290,914)	(60,295)
(Increase)/Decrease in others receivable	(75,074)	71,929
(Increase)/Decrease in prepaid expenses	(1,353,467)	(412,076)
(Increase)/Decrease in inventories	(573,741)	(1,043,221)
Increase in accounts payable	274,321	126,912
Increase/(Decrease) in accrued expenses	83,720	128,163
Increase in other payable	5,699	10,191
Increase in taxes payable	43,453	60,112
(Decrease) in deferred revenue	933,254	623,321
(Decrease) in lease liabilities	(61,897)	(63,771)
Net cash (used) by operating activities	(300,967)	(290,045)

Cash Flows from Investing Activities

Purchase of fixed assets	19,639	(124,427)
Purchase of land use right	-	(1,965,706)
Net cash (used) by investing activities	19,639	(2,090,133)

Cash Flows from Financing Activities

Proceeds from related parties	-	1,657,609
Repayments to related parties	-	(9,939)
Net cash provided by financing activities	-	1,647,670

Increase (decrease) in cash	(281,328)	(732,508)
Effects of exchange rates on cash	(117,015)	74,671
Cash at beginning of period	968,370	1,994,126
Cash at end of period	$570,027	$1,336,289

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$16,083	$27,862
Income taxes	$-	$-

See Notes to Consolidated Financial Statements

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1-
BASIS OF PRESENTATION

The accompanying unaudited financial statements of China Du Kang Co., Ltd. and subsidiaries, (the “Company” or "China Du Kang") were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company (“Management”) believes that the following disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the notes for the year ended December 31, 2011.

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the three and six months ended June 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

Note 2-
ORGANIZATION AND BUSINESS BACKGROUND

China Du Kang Co., Ltd (“China Du Kang” or the “Company”) was incorporated in the State of Nevada on January 16, 1987. Currently, throught its wholely owned subsidiary, Hong Kong Merit Enterprise Limited (“Merit”),the Company is engaged in the business of production and distribution of distilled spirit with the brand name of “Baishui Dukang”in the People's Republic of China ("PRC"). The Company also licenses the brand name to other liquor manufactures and liquor stores in PRC.  The Company's structure is summarized in the following chart.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2-	ORGANIZATION AND OPERATIONS (continued)

China Du Kang Co., Ltd. ("China Du Kang") Incorporated in the State of Nevada on January 16, 1987
Acquiring 100% equity interest on 2/11/2008
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

Note 3-
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

Note 3-
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

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

Period Covered	Balance Sheet Date	Average Rates

Six months ended June 30, 2012	6.31970	6.32550
Six months ended June 30, 2011	6.46400	6.54818
Year ended December 31, 2011	6.36470	6.47351
Year ended December 31, 2010	6.61180	6.77875

Statement of Cash Flows

In accordance with FASB ASC 230, “Statement of Cash Flows”, cash flows from the Company’s operations is calculated based upon the functional currency.  As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3-
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

Note 3-
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

Note 3-
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

Note 3-
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

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with the FASB ASC 720-35, “Advertising Costs”.  The advertising costs were $26,083, and $72,387 for the six months ended June 30, 2012 and 2011, respectively.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3-
SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and Development Costs

Research and development costs relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed when incurred in accordance with the FASB ASC 730, "Research and Development". Research and development costs were immaterial for the six months ended June 30, 2012 and 2011, respectively.

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

Note 3-
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

Imputed Interest

The Company has financed it business operation through short-term borrowings from various related parties. These short-term borrowings are non-secured, non-interest bearing with no fixed repayment date. The imputed interests are assessed as an expense to the business operation and an addition to the paid-in capital. The calculation is performed quarterly  based on the average outstanding balance and the market interest rate. The interest rate used in the calculation of imputed interest for the six months ended June 30, 2011 was 6.375%. The imputed interest expense was $0 and $523,335 for the six months ended June 30, 2012 and 2011.

Pension and Employee Benefits

Full time employees of the PRC entities participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Company to accrue for these benefits based on certain percentages of the employees' salaries. The Management believes full time employees who have passed the probation period are entitled to such benefits.  The total provisions for such employee benefits was $38,495 and $36,305 for the six months ended June 30, 2012 and 2011, respectively.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3-
SIGNIFICANT ACCOUNTING POLICIES (continued)

Government Subsidies

The Company records government grants as current liabilities upon reception.   A government subsidy revenue is recognized only when there is reasonable assurance that the Company has complied with all conditions attached to the grant.  Government subsidies are generally exempt from income tax. The Company recognized government subsidy of $260,849 and $0 for the six months ended June 30, 2012 and 2011, respectively.

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

Note 3-
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

Note 3-
SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with FASB ASC 260, “Earnings Per Share” , which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There are no potentially dilutive securities outstanding (options and warrants) for the six months ended June 30, 2012 and 2011, respectively.

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

Note 3-
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

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4-	ACCOUNTS RECEIVABLE Accounts receivable consists of the following:

	June 30,	December 31,
	2012	2011
	(unaudited)

Accounts receivable	$563,382	$270,276
Less: Allowance for doubtful accounts	-	-
Accounts receivable, net	$563,382	$270,276

Bad debt expense charged to operations was $0 and $0 for the six months ended June 30, 2012 and 2011, respectively.

Note 5-	PREPAID EXPENSES Prepaid expenses consist of the following:

	June 30,	December 31,
	2012	2011
	(unaudited)

Machinery and parts	$12,026	$20,520
Construction projects	996,400	-
Raw materials and supplies	692,608	519,629
Packing and supply materials	304,090	138,379
Office expenses	32,945	-
Total	$2,038,069	$678,528

Note 6-	INVENTORIES Inventories consist of following:

	June 30,	December 31,
	2012	2011
	(unaudited)

Finished goods	$2,409,002	$1,799,934
Work-in-progress	2,680,932	2,700,921
Raw materials	219,276	154,603
Supplies and packing materials	638,183	679,678
Total	$5,947,393	$5,335,136

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7-	PROPERTY, PLANT AND EQUIPMENT The following is a summary of property, plant and equipment:

	June 30,	December 31,
	2012	2011
	(unaudited)

Building and warehouses	$3,177,085	$3,274,587
Machinery and equipment	2,330,805	2,306,197
Office equipment and furniture	198,032	191,972
Motor vehicles	373,531	370,878
Leased assets	2,499,643	2,457,187
Total	8,579,096	8,600,821
Less: Accumulated depreciation	(4,636,273)	(4,460,944)
	3,942,823	4,139,877
Add: Construction in progress	377,323	311,792
Total property, plant and equipment, net	$4,320,146	$4,451,669

Depreciation expense charged to operations was $267,137 and $182,075 for the six months ended June 30, 2012 and 2011, respectively. Depreciation expense with respect to production equipment that was charged to cost of sales was $226,847 and $121,967 for the six months ended June 30, 2012 and 2011, respectively.  The remainder, depreciation expense attributable to equipment used in administration, was $40,290 and $60,108 for the six months ended June 30, 2012 and 2011, respectively, and was included in general and administration expenses.

Note 8-	INTANGIBLE ASSETS The following is a summary of intangible assets, less amortization:

	June 30,	December 31,
	2012	2011
	(unaudited)

Land use right	$2,100,252	$2,085,341
Trade Mark of "Xidenghui"	71,208	70,702
Trade Mark of "Baishui Du Kang"	26,110	25,924
Total intangible assets	2,197,570	2,181,967

Less: Accumulated amortization	(170,663)	(147,732)

Total intangible assets, net	$2,026,907	$2,034,235

Amortization expense charged to operations was $21,852 and $23,823 for the three months ended March 31, 2012 and 2011, respectively.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9-	ACCRUED EXPENSES Accrued expenses consist of the following:

	June 30,	December 31,
	2012	2011
	(unaudited)

Accrued payroll	$60,977	$84,933
Accrued employee benefits	59,390	59,000
Accrued pension and employee benefit	171,874	138,643
Accrued office expenses	147,033	70,388
Total	$439,274	$352,964

Note 10-	TAXES PAYABLE Taxes payable consists of the following:

	June 30,	December 31,
	2012	2011
	(unaudited)

Income tax	$504,834	$469,626
Sales tax and sales tax affixation	144,285	142,148
Excise taxes	19,458	44,694
Value-added Tax ("VAT")	40,365	2,429
Other taxes	556	2,399
Total taxes payable	$709,498	$661,296

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11-
SALES OF LIQUOR TO RELATED PARTY

The Company generally sells liquor to liquor distributors. Some of these liquor distributors are our affiliates, which are directly or indirectly, beneficially and in the aggregate, majority-owned and controlled by directors and principal shareholders of the Company.  The price will be different if we sell liquor to third parties. The amount sold to these affiliates follows:

		For the Three Months Ended		For the Six Months Ended
		June 30,		June 30,
Name of Related Party	Description	2012	2011	2012	2011
		(unaudited)	(unaudited)	(unaudited)	(unaudited)

Shaanxi Dukang Group Co., Ltd.	Affiliate 1	$441,562	$358,244	$441,562	$358,244
Shaanxi Baishui Shiye Co., Ltd.(F/K/A
Shaanxi Baishui Dukang Trade Co., Ltd.)	Affiliate 2	26,369	67,803	26,369	67,803
		$467,931	$426,047	$467,931	$426,047

In related to sales to related-parties, our subsidiaries have accounts receivable and deferred revenue from related-parties, as disclosed in the following:

Deferred revenue from related parties consists of the following:
		June 30,	December 31,
	Description	2012	2011
Name of Related Party		(unaudited)

Shaanxi Dukang Group Co., Ltd.	Affiliate 1	$1,521,417	$427,732
Shaanxi Baishui Shiye Co., Ltd.(F/K/A
Shaanxi Baishui Dukang Trade Co., Ltd.)	Affiliate 2	212,916	217,021
Total Deferred Revenue from Related-parties		$1,734,333	$644,753

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

Note 12-
SEGMENT REPORTING

The Company operates in two reportable business segments that are determined based upon differences in products and services. Summarized information by business segment for the three months ended March 31, 2012 and 2011 is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE
Sales of Liquor	$722,681	$258,941	$1,337,058	$686,620
License Fees	212,209	242,636	424,531	526,453

COST OF SALES
Sales of Liquor	$446,413	$215,546	$905,848	$555,684
License Fees	-	-	-	-

GROSS PROFITS
Sales of Liquor	$276,268	$43,395	$431,210	$130,936
License Fees	212,209	242,636	424,531	526,453

	June 30,	December 31,
	2012	2011
	(unaudited)

TOTAL ASSETS OF LIQUOR PRODUCTION AND DISTRIBUTION	$13,912,410	$12,139,862

TOTAL ASSETS OF BRAND NAME LICENSE	$4,213,860	$4,201,880

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

Major Customers

The following major customers accounted for approximately 5% or more of the Company’s total sales, as summarized in the following:

		For the Six Months Ended June 30,
		2012		2011
		(unaudited)		(unaudited)

Major	Type of		Percentage of		Percentage of
Customer	Customer	Revenue	Total Revenue	Revenue	Total Revenue
Shaanxi Dukang Group Co., Ltd.	Distributor	$400,151	22.72%	$358,244	50.35%
Shaanxi Baishui Dukang Shiye Co., Ltd.	Distributor	45,801	2.60%	67,803	9.53%
Mr. Jincai Bai'	Licensee	-	-	43,203	6.07%
Ms. Xiaoyan Shi	Agent	-	-	50,403	7.08%
Mr. Anxian Xie	Agent	44,857	2.55%	43,203	6.07%
Mr. Changzhong Ji	Agent	44,857	2.55%	-	-
Ms. Jie Cao	Agent	44,857	2.55%	-	-
Ms. Xiaoli Du	Agent	-	-	36,002	5.06%
Ms. Sue Dong	Agent	-	-	36,002	5.06%
Total		$580,523	32.95%	$634,860	89.23%

Major Suppliers The following major suppliers accounted for approximately 5% or more of the Company’s total purchase, as summarized in the following:

	For the Six Months Ended June 30,
	2012		2011
	(unaudited)		(unaudited)

Major		Percentage of		Percentage of
Suppliers	Purchase	Total Purchase	Purchase	Total Purchase
Hunan Dexing Taochi Co., Ltd.	$12,718	10.92%	$-	-
Hunan Liling Liangyou Taochi Co., Ltd.	19,155	16.45%	27,426	11.27%
Hunan Fengling Liangyou China Co., Ltd.	-	-	-	-
Hunan Xinshiji Taochi Co., Ltd.	-	-	61,871	25.42%
Shanxi Wenxiyingfa Glass Co., Ltd.	-	-	68,097	27.98%
Sichuan Guangan Defeng Glass Co., Ltd.	-	-	13,879	5.70%
Wenzhou Zhixin Wujin Glass Co., Ltd.	30,910	26.55%	-	-
Yuncheng Aofeng Glass Co., Ltd.	47,893	41.14%	50,799	20.87%
Total	$110,675	95.07%	$222,071	91.25%

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14-	NONCONTROLLING INTEREST Balance of Noncontrolling Interest consists of the following:

	Subsidiary and Noncontrolling Interest percentage				Total
	Brand Management	Baishui Dukang	Xidenghui		Noncontrolling
	30.00%	9.49%	16.53%	(4)	Interest

Balance @ December 31, 2010	$206,671	$(61,636)	$(42,984)		$102,051

Noncontrolling Interest income (Loss)	130,183	(29,866)	27,494		127,810

Debt Conversion	-	218,865	4,644,728		4,863,593

Other Comprehensive Income (Loss)-
effects of Foreign Currency Conversion	2,225	(509)	2,809		4,526

Balance @ December 31, 2011	$339,079	$126,854	$4,632,047		$5,097,980

Noncontrolling Interest income (Loss)	22,650	3,747	-		26,397

Other Comprehensive Income (Loss)-
effects of Foreign Currency Conversion	22	3	-		25

Balance @ March 31, 2012	$361,751	$130,604	$4,632,047		$5,124,402

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14-	NONCONTROLLING INTEREST (continued) Noncontrolling interest income consists of the following:

	For the six months Ended June 30, 2012

Name of Subsidiary	Brand Management		Baishui Dukang		Xidenghui			Parent/Holding Company
	Total Income	Noncontrolling Interest Income	Total Income	Noncontrolling Interest Income	Total Income	Noncontrolling Interest Income		Total Income		Noncontrolling Interest Income
	100%	30%	100%	9.49%	100%	16.53%	(4)

Net Income (Loss)	$75,501	$22,650	$39,483	$3,747	$309,841	$51,217		$(138)		$-

Income (Loss) from subsidiary
(equity method)	-	-	-	-	88,587	14,643		398,428		26,397

Total Income (Loss)	75,501	22,650	39,483	3,747	398,428	65,860		398,290		26,397

Adjustments to noncontrolling
interest to absorb accumulated deficit	-	-	-	-	-	(53,713)		-		-

Less: Income (Loss) attributable to
noncontrolling interest	(22,650)	-	(3,747)	-	-	-		-		-

Income (Loss) attributable to Majority	$52,851		$35,736		$398,428			$398,290	(3)
Income (Loss) attributable to
noncontrolling interest		$22,650		$3,747		$-				$26,397

	For the six months Ended June 30, 2011

Name of Subsidiary	Brand Management		Baishui Dukang		Xidenghui		Parent/Holding Company
	Total Income	Noncontrolling Interest Income	Total Income	Noncontrolling Interest Income	Total Income	Noncontrolling Interest Income	Total Income	Noncontrolling Interest Income
	100%	30%	100%	9.49%	100%	1.76%

Net Income (Loss)	$240,917	$72,275	$(204,126)	$(19,372)	$(497,209)	$(8,751)	$(118)	$-

Income (Loss) from subsidiary
(equity method)	-	-	-	-	(16,113)	(284)	(504,287)	43,869

Total Income (Loss)	240,917	72,275	(204,126)	(19,372)	(513,322)	(9,034)	(504,405)	43,869

Less: Income (Loss) attributable to
noncontrolling interest	(72,275)	-	19,372	-	9,034	-	-	-

Income (Loss) attributable to Majority	$168,642		$(184,755)		$(504,287)		$(504,405)
Income (Loss) attributable to
noncontrolling interest		$72,275		$(19,372)		$(9,034)		$43,869

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14-	NONCONTROLLING INTEREST (continued) Noncontrolling interest income consists of the following:

	For the Year Ended December 31, 2011

Name of Subsidiary	Brand Management		Baishui Dukang		Xidenghui			Parent/Holding Company
	Total Income	Noncontrolling Interest Income	Total Income	Noncontrolling Interest Income	Total Income	Noncontrolling Interest Income		Total Income	Noncontrolling Interest Income
	100%	30%	100%	9.49%	100%	16.53%	(4)

Net Income (Loss)	$433,942	$130,183	$(314,709)	$(29,866)	$(814,314)	$2,943		$(917)	$-

Income (Loss) from subsidiary
(equity method)	-	-	-	-	18,917	24,550		(822,891)	127,810

Total Income (Loss)	433,942	130,183	(314,709)	(29,866)	(795,397)	27,494		(823,808)	127,810

Less: Income (Loss) attributable to
noncontrolling interest	(130,183)	-	29,866	-	(27,494)	-		-	-

Income (Loss) attributable to Majority	$303,760		$(284,843)		$(822,891)			$(823,808)		(3)
Income (Loss) attributable to
noncontrolling interest		$130,183		$(29,866)		$27,494			$127,810

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

Note 15-
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

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15-	COMMITMENTS AND CONTINGENCIES (continued) Lease (continued)

Estimated Pension and Unemployment Insurance Expenses

Year	Pension Insurance Expense					Unemployment Insurance Expense					Total		Present Value as of December 31, 2011 (the incremental interest rate is 8%)
	Province average salary (RMB)	Annual increase rate	Percentage	No. of employees	Estimated pension insurance expense (RMB)	City average salary (RMB)	Annual increase rate	Percentage	No. of employees	Estimated pension insurance expense	USD$1.00=RMB¥6.36470 @12/31/2011
											(RMB)	(USD)	(RMB)	(USD)
2012	14,909	4%	20%	301	897,502	11,876	4%	2.50%	301	89,370	986,872	155,054	783,411	123,087
2013	15,505	4%	20%	282	874,483	12,351	4%	2.50%	282	87,078	961,561	151,077	706,776	129,524
2014	16,125	4%	20%	268	864,312	12,846	4%	2.50%	268	86,065	950,377	149,320	646,811	118,535
2015	16,770	4%	20%	258	865,344	13,359	4%	2.50%	258	86,168	951,512	149,498	599,614	109,886
2016	17,441	4%	20%	244	851,123	13,894	4%	2.50%	244	84,752	935,875	147,041	546,074	100,074
2017	18,139	4%	20%	228	827,124	14,449	4%	2.50%	228	82,362	909,486	142,895	491,367	90,048
2018	18,864	4%	20%	215	811,162	15,027	4%	2.50%	215	80,772	891,935	140,138	446,189	81,769
2019	19,619	4%	20%	199	780,828	15,629	4%	2.50%	199	77,752	858,580	134,897	397,689	72,881
2020	20,404	4%	20%	173	705,963	16,254	4%	2.50%	173	70,297	776,260	121,963	332,925	61,012
2021	21,220	4%	20%	148	628,103	16,904	4%	2.50%	148	62,544	690,647	108,512	274,265	50,262
2022	22,068	4%	20%	135	595,849	17,580	4%	2.50%	135	59,332	655,182	102,940	240,909	44,149
2023	22,951	4%	20%	113	518,698	18,283	4%	2.50%	113	51,650	570,348	89,611	194,181	35,586
2024	23,869	4%	20%	102	486,933	19,015	4%	2.50%	102	48,487	535,420	84,123	168,787	30,932
2025	24,824	4%	20%	77	382,290	19,775	4%	2.50%	77	38,067	420,357	66,045	122,698	22,486
2026	25,817	4%	20%	52	268,497	20,566	4%	2.50%	52	26,736	295,233	46,386	79,792	14,623
2027	26,850	4%	20%	41	220,167	21,389	4%	2.50%	41	21,923	242,091	38,036	60,583	11,102
2028	27,924	4%	20%	25	139,618	22,244	4%	2.50%	25	13,903	153,521	24,121	35,573	6,519
2029	29,041	4%	20%	18	104,546	23,134	4%	2.50%	18	10,410	114,957	18,062	24,664	4,520
2030	30,202	4%	20%	12	72,485	24,059	4%	2.50%	12	7,218	79,703	12,523	15,834	2,902
2031	31,410	4%	20%	6	37,692	25,022	4%	2.50%	6	3,753	41,446	6,512	7,624	1,397
2032	32,667	4%	20%	1	6,533	26,023	4%	2.50%	1	651	7,184	1,129	1,224	224
Total					10,939,256					1,089,290	12,028,546	1,889,884	6,176,988	1,111,518

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