Form 10-Q/A
period 2012-06-30
CHINA DU KANG CO. LTD.
filed 2012-08-20
CIK 1472635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: August 16, 2012:  100,113,774 shares of common stock

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2012 is to provide a complete Form 10-Q with all required items in Parts I and II and, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, the certifications of our Chief Executive Office and Chief Financial Officer.

An incomplete 10-Q containing only draft our financial statements and notes was inadvertently filed by our EDGAR agent on August 14, 2012 instead of an NT 10-Q that was to be submitted.

Accordingly, this amendment amends and restates Part I, Items 1 through 4, particularly to include our final financial statements and notes, and Part II, Item 6 (Exhibits) to reflect all disclosure required in Form 10-Q for smaller reporting companies. This Amendment No. 1 to Form 10-Q does not reflect subsequent events occurring after the original filing date of the Form 10-Q.

China Du Kang Co., Ltd.
FORM 10-Q/A

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL INFORMATION

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$570,026	$968,370
Accounts receivable, net (Note 4)	554,692	270,276
Others receivable	77,587	2,427
Prepaid expenses (Note 5)	2,038,069	678,528
Inventories (Note 6)	5,947,393	5,335,136
Total current assets	9,187,767	7,254,737

Property, Plant and Equipment, net (Note 7)	4,320,146	4,451,669
Intangible assets, net (Note 8)	2,026,907	2,034,235
Long-term investment	1,898,880	1,885,399

Total Assets	$17,443,700	$15,626,040

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$1,498,511	$1,215,285
Accrued expenses (Note 9)	439,274	352,964
Others payable	132,198	125,599
Taxes payable (Note 10)	689,521	661,296
Deferred revenue	3,730,645	2,785,391
Employee security deposit	45,889	45,564
Lease liability-current (Note 15)	117,904	123,087
Total Current Liabilities	6,653,942	5,309,186

Long-term Liabilities:
Lease liability-long-term (Note 15)	797,560	847,420
Total Long-term Liabilities	797,560	847,420
Total Liabilities	7,451,502	6,156,606

Commitments and Contingencies (Note 15)	-	-

Shareholders' Equity:
China Du Kang Co., Ltd. Shareholders' Equity
Preferred stock, par value $0.001, 5,000,000 shares authorized;
no shares issued and outstanding as of
June 30, 2012 and December 31, 2011	-	-
Common stock, par value $0.001, 250,000,000 shares authorized;
100,113,774 shares issued and outstanding as of
June 30, 2012 and December 31, 2011	100,114	100,114
Additional paid-in capital	27,385,386	27,385,386
Accumulated deficit	(21,880,083)	(22,292,346)
Accumulated other comprehensive income	(753,614)	(821,700)
Total China Du Kang Co., Ltd. Shareholders' equity (deficit)	4,851,803	4,371,454
Noncontrolling Interest	5,130,395	5,097,980
Total Shareholders' Equity (Deficit)	9,982,198	9,469,434
Total Liabilities and Shareholders' Equity (Deficit)	$17,433,700	$15,626,040

See Notes to Consolidated Financial Statements

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
Sales of Liquor	$722,681	$258,941	$1,337,058	$686,620
License Fees	212,209	242,636	424,531	526,453
Total Revenues	934,890	501,577	1,761,589	1,213,073

Costs of Revenues
Costs of Liquor Sold	446,413	215,546	905,848	555,684
Costs of License Fees	-	-	-	-
Total Costs of Sales	446,413	215,546	905,848	555,684

Gross Profit	488,477	286,031	855,741	657,389

Operating Expenses

Selling Expenses
Advertising expenses	-	15,296	4,268	19,267
Promotion expenses	13,474	51,184	21,815	53,120
Travel and entertainment	10,141	3,312	17,793	5,046
Total Selling Expenses	23,615	69,792	43,876	77,433

General and administrative expenses
Payroll	106,477	72,667	177,830	150,955
Employee benefit and pension	27,763	21,646	49,380	40,726
Depreciation and amortization expenses	30,772	38,279	62,142	83,928
Professional fees and consultancy fees	44,871	31,122	97,401	56,226
Office expenses	83,710	13,047	104,692	28,889
Vehicle expenses	11,227	9,702	19,009	18,978
Travel and entertainment	55,559	7,053	63,467	18,082
Other general and administrative expenses	9,164	(31,615)	9,164	2,257
Total General and Administrative Expenses	369,543	161,901	583,085	400,041

Total Operating Expenses	393,158	231,693	626,961	477,474

Income (Loss) from Operation	95,319	54,338	228,780	179,915

Other Income (Expenses)
Interest income	1,588	1,483	2,811	3,003
Interest expenses	(8,035)	(19,930)	(16,083)	(38,473)
Imputed interest	-	(260,838)	-	(523,335)
Governmental subsidy	-	-	260,849	-
Other income (expense)	(143)	(1,444)	111	(1,344)
Total other income (expenses)	(6,590)	(280,729)	247,688	(560,149)

Income (Loss) before Provision for Income Tax	88,729	(226,391)	476,468	(380,234)

Provision for Income Tax	(9,467)	(33,721)	(31,820)	(80,306)

Net Income (Loss)	79,262	(260,112)	444,648	(460,540)

Less: Net income attributable to noncontrolling interest	(8,198)	12,038	32,385	43,869

Net Income (Loss) attributable to China Du Kang Co., Ltd.	$87,460	$(272,150)	$412,263	$(504,409)

Basic and Fully Diluted Earnings per Share	$0.00	$(0.00)	$0.00	$(0.01)

Weighted average shares outstanding	100,113,774	100,113,774	100,113,774	100,113,774

See Notes to Consolidated Financial Statements

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPRESENTATIVE INCOME
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net income	$79,262	$(260,112)	$444,648	$(460,540)
Other comprehensive income, net of tax:
Effects of foreign currency conversion	8,493	(118,840)	68,116	(164,544)
Total other comprehensive, not of tax	8,493	(118,840)	68,116	(164,544)
Comprehensive income	87,755	(378,952)	512,764	(625,084)
Comprehensive income attributable to the noncontrolling interest	(8,138)	14,201	32,415	46,773
Comprehensive income attributable to China Du Kang Co., Ltd.	$95,893	$(393,153)	$480,349	$(671,857)

See Notes to Consolidated Financial Statements

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2012	2011
	(unaudited)	(unaudited)
Cash Flows from Operating Activities

Net income (loss) including noncontrolling interest	$444,648	$(460,540)
Adjustments to reconcile net income (loss)
including noncontrolling interest to net cash
provided (used) by operating activities:
Imputed interest	-	523,335
Depreciation	267,137	182,075
Amortization	21,852	23,820
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(282,232)	(60,295)
(Increase)/Decrease in others receivable	(75,074)	71,929
(Increase)/Decrease in prepaid expenses	(1,353,467)	(412,076)
(Increase)/Decrease in inventories	(573,741)	(1,043,221)
Increase in accounts payable	274,321	126,912
Increase/(Decrease) in accrued expenses	83,720	128,163
Increase in other payable	5,699	10,191
Increase in taxes payable	23,495	60,112
(Decrease) in deferred revenue	924,572	623,321
(Decrease) in lease liabilities	(61,897)	(63,771)
Net cash (used) by operating activities	(300,967)	(290,045)

Cash Flows from Investing Activities

Purchase of fixed assets	(105,207)	(124,427)
Purchase of land use right	-	(1,965,706)
Net cash (used) by investing activities	(105,207)	(2,090,133)

Cash Flows from Financing Activities

Proceeds from related parties	-	1,657,609
Repayments to related parties	-	(9,939)
Net cash provided by financing activities	-	1,647,670

Increase (decrease) in cash	(406,174)	(732,508)
Effects of exchange rates on cash	7,830	74,671
Cash at beginning of period	968,370	1,994,126
Cash at end of period	$570,026	$1,336,289

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$16,083	$27,862
Income taxes	$19,958	$-

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

Note 2-
ORGANIZATION AND BUSINESS BACKGROUND

China Du Kang Co., Ltd (“China Du Kang” or the “Company”) was incorporated in the State of Nevada on January 16, 1987. Currently, through its wholly owned subsidiary, Hong Kong Merit Enterprise Limited (“Merit”),the Company is engaged in the business of production and distribution of distilled spirits with the brand name of “Baishui Dukang”in the People's Republic of China ("PRC"). The Company also licenses the brand name to other liquor manufactures and liquor stores in PRC.  The Company's structure is summarized in the following chart.

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

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3-
SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currencies Translation

The Company maintains its books and accounting records in PRC currency "Renminbi" ("RMB"), which is determined as the functional currency.  Transactions denominated in currencies other than RMB are translated into RMB at the exchange rates quoted by the People’s Bank of China (“PBOC”) prevailing at the date of the transactions. Monetary assets and liabilities denominated in currencies other than RMB are translated into RMB using the applicable exchange rates quoted by the PBOC at the balance sheet dates. Exchange differences are included in the statements of changes in owners' equity.  Gains and losses resulting from foreign currency transactions are included in operations.

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

Statement of Cash Flows

In accordance with FASB ASC 230, “Statement of Cash Flows," cash flows from the Company’s operations is calculated based upon the functional currency.  As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

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

(1) Sales of Liquor

The Company generally sells liquor to liquor distributors with which the Company executed an exclusive distributor contract, pursuant to which the distributor cannot act as a distributor for any other products of a third party.  The Company recognizes liquor sales revenue when the significant risks and rewards of ownership have been transferred pursuant to PRC law, including such factors as when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, sales and value-added tax laws have been complied with, and collectability is reasonably assured. The Company generally recognizes revenue from sales of liquor when its products are shipped.

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

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3-
SIGNIFICANT ACCOUNTING POLICIES (continued)

Deferred Revenue

Deferred revenue consists of prepayments to the Company for products that have not yet been delivered to the customers and franchise fees received upfront for services that have not yet been rendered and accepted.  Payments received prior to satisfying the Company’s revenue recognition criteria are recorded as deferred revenue.

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

Others Receivable

Others receivable principally includes advances to employees who are working on projects on behalf of the Company.  After the work is finished, they will submit expense reports with supporting documents to the accounting department. Upon being properly approved, the expenses are debited into the relevant accounts and the advances are credited out. Cash flows from these activities are classified as cash flows from operating activities.

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

The Company owns the right to use three pieces of land, approximately 657 acres, 2.4 acres, and 7.8 acres, located in Weinan City, Shaanxi Province through February, 2051, March 2055, and May 2059.   The costs of these land use rights are amortized over their prospective beneficial period, using the straight-line method with no residual value.

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

Xidenghui finished the investment contribution in September 2007.  As the project is currently ongoing, management believes the amount invested approximates the fair value and uses the cost method to record the investment.

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with the FASB ASC 720-35, “Advertising Costs."  The advertising costs were $4,268, and $19,267 for the six months ended June 30, 2012 and 2011, respectively.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3-
SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and Development Costs

Research and development costs relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed when incurred in accordance with the FASB ASC 730, "Research and Development." Research and development costs were immaterial for the six months ended June 30, 2012 and 2011, respectively.

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

Excise Tax

Baishui Dukang produces and distributes distilled liquor, which is subject to excise tax in PRC. The excise tax rate is $0.14 (RMB1.00) per kilogram and 10%-20% of gross sales revenue. The Company presents excise tax on a net basis. Sales revenue from sales of liquor represents the invoiced value of liquor sold, net of excise tax.

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

Pension and Employee Benefits

Full time employees of the PRC entities participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Company to accrue for these benefits based on certain percentages of the employees' salaries. Management believes full time employees who have passed the probation period are entitled to such benefits.  The total provision for such employee benefits was $38,495 and $36,305 for the six months ended June 30, 2012 and 2011, respectively.

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

Although the PRC Income Tax Law allows an enterprises to offset their future net income with operating losses carried forward, an enterprise needs approval from the local tax authority before it can claim such tax benefit, and the outcome of the application is generally uncertain.  Therefore, management established a 100% valuation allowance for the operation losses carried forward and no deferred tax assets have been recorded.

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

The Company accounts for income taxes in interim periods in accordance with FASB ASC 740-270, "Interim Reporting."  The Company has determined an estimated annual effect tax rate.  The rate will be revised, if necessary, as of the end of each successive interim period during the Company's fiscal year to its best current estimate. The estimated annual effective tax rate is applied to the year-to-date ordinary income (or loss) at the end of the interim period.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions. In the event it receives an assessment for interest and/or penalties, it will be classified in the financial statements as tax expense.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3-
SIGNIFICANT ACCOUNTING POLICIES (continued)

Statutory Reserves

Pursuant to the applicable laws in PRC, PRC entities are required to make appropriations to three non-distributable reserve funds, the statutory surplus reserve, statutory public welfare fund, and discretionary surplus reserve, based on after-tax net earnings as determined in accordance with the PRC GAAP, after offsetting any prior years’ losses. Appropriation to the statutory surplus reserve should be at least 10% of the after-tax net earnings until the reserve is equal to 50% of the Company's registered capital.  Appropriation to the statutory public welfare fund is 5% to 10% of the after-tax net earnings.  The statutory public welfare fund is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation.  Beginning from January 1, 2006, enterprise is no longer required to make appropriation to the statutory public welfare fund.  The Company does not make appropriations to the discretionary surplus reserve fund.

Since the Company has been accumulating deficit, no contribution has been made to statutory surplus reserve fund and statutory public welfare reserve fund to date. The company will be required to make contribution to the statutory surplus reserve fund and statutory public welfare reserve fund upon the achievement of positive retained earnings, which means elimination of accumulated deficit and making further positive net income.

Comprehensive Income

FASB ASC 220, “Comprehensive Income," establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income, as presented in the accompanying statements of changes in owners' equity consists of changes in unrealized gains and losses on foreign currency translation.  This comprehensive income is not included in the computation of income tax expense or benefit.

Segment Reporting

FASB ASC 820, “Segments Reporting," establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company currently operates in two principal business segments.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3-
SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with FASB ASC 260, “Earnings Per Share," which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There are no potentially dilutive securities outstanding (options and warrants) for the six months ended June 30, 2012 and 2011, respectively.

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

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4-	ACCOUNTS RECEIVABLE Accounts receivable consists of the following:

	June 30,	December 31,
	2012	2011
	(unaudited)

Accounts receivable	$554,692	$270,276
Less: Allowance for doubtful accounts	-	-
Accounts receivable, net	$554,692	$270,276

Bad debt expense charged to operations was $0 and $0 for the six months ended June 30, 2012 and 2011, respectively.

Note 5-	PREPAID EXPENSES Prepaid expenses consist of the following:

	June 30,	December 31,
	2012	2011
	(unaudited)

Machinery and parts	$12,026	$20,520
Construction projects	996,400	-
Raw materials and supplies	692,608	519,629
Packing and supply materials	304,090	138,379
Office expenses	32,945	-
Total	$2,038,069	$678,528

Note 6-	INVENTORIES Inventories consist of following:

	June 30,	December 31,
	2012	2011
	(unaudited)

Finished goods	$2,409,002	$1,799,934
Work-in-progress	2,680,932	2,700,921
Raw materials	219,276	154,603
Supplies and packing materials	638,183	679,678
Total	$5,947,393	$5,335,136

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7-	PROPERTY, PLANT AND EQUIPMENT The following is a summary of property, plant and equipment:

	June 30,	December 31,
	2012	2011
	(unaudited)

Building and warehouses	$3,177,085	$3,274,587
Machinery and equipment	2,330,805	2,306,197
Office equipment and furniture	198,032	191,972
Motor vehicles	373,531	370,878
Leased assets	2,499,643	2,457,187
Total	8,579,096	8,600,821
Less: Accumulated depreciation	(4,636,273)	(4,460,944)
	3,942,823	4,139,877
Add: Construction in progress	377,323	311,792
Total property, plant and equipment, net	$4,320,146	$4,451,669

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

Note 8-	INTANGIBLE ASSETS The following is a summary of intangible assets, less amortization:

	June 30,	December 31,
	2012	2011
	(unaudited)

Land use right	$2,100,252	$2,085,341
Trade Mark of "Xidenghui"	71,208	70,702
Trade Mark of "Baishui Du Kang"	26,110	25,924
Total intangible assets	2,197,570	2,181,967

Less: Accumulated amortization	(170,663)	(147,732)

Total intangible assets, net	$2,026,907	$2,034,235

Amortization expense charged to operations was $21,852 and $23,820 for the three months ended June 30, 2012 and 2011, respectively.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9-	ACCRUED EXPENSES Accrued expenses consist of the following:

	June 30,	December 31,
	2012	2011
	(unaudited)

Accrued payroll	$60,977	$84,933
Accrued employee benefits	59,390	59,000
Accrued pension and employee benefit	171,874	138,643
Accrued office expenses	147,033	70,388
Total	$439,274	$352,964

Note 10-	TAXES PAYABLE Taxes payable consists of the following:

	June 30,	December 31,
	2012	2011
	(unaudited)

Income tax	$484,857	$469,626
Sales tax and sales tax affixation	144,285	142,148
Excise taxes	19,458	44,694
Value-added Tax ("VAT")	40,365	2,429
Other taxes	556	2,399
Total taxes payable	$689,521	$661,296

The Company’s subsidiary, Xidenghui, have certain tax deferred assets such as net operating loss to apply against current period’s taxable income.

The Company’s subsidiary, Brand Management, is subject to income tax. The income tax rate is 25%.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11-
SALES OF LIQUOR TO RELATED PARTY

The Company generally sells liquor to liquor distributors. Some of these liquor distributors are our affiliates, which are directly or indirectly, beneficially and in the aggregate, majority-owned and controlled by directors and principal shareholders of the Company.  The price we sell liquor to third parties. The amount sold to these affiliates follows:

		For the Three Months Ended		For the Six Months Ended
		June 30,		June 30,
Name of Related Party	Description	2012	2011	2012	2011

Shaanxi Dukang Group Co., Ltd.	Affiliate 1	$385,587	$207,750	$827,149	$565,994
Shaanxi Baishui Dukang Commercial and Trade Co., Ltd.	Affiliate 2	4,557	-	4,557	-
Shaanxi Baishui Shiye Co., Ltd.(F/K/A Shaanxi Baishui Dukang Trade Co., Ltd.)	Affiliate 3	19,432	38,423	45,801	106,226
		$409,576	$246,173	$877,507	$672,220

Accounts receivable from related parties consists of the following:

		June 30,	December 31,
Name of Related Party	Description	2012	2011

Shaanxi Baishui Dukang Commercial and Trade Co., Ltd.	Affiliate 2	$4,557	$-
Shaanxi Baishui Shiye Co., Ltd.(F/K/A Shaanxi Baishui Dukang Trade Co., Ltd.)	Affiliate 3	-	66,981
Less: Allowance for doubtful accounts		-	-
Accounts Receivable from Related-parties, net		$4,557	$66,981

Bad debt expense charged to operations was $0 and $0 for the six months ended June 30, 2012 and 2011, respectively.

Deferred revenue from related parties consists of the following:

		June 30,	December 31,
Name of Related Party	Description	2012	2011

Shaanxi Dukang Group Co., Ltd.	Affiliate 1	$1,513,822	$427,732
Shaanxi Baishui Shiye Co., Ltd.(F/K/A Shaanxi Baishui Dukang Trade Co., Ltd.)	Affiliate 2	211,821	217,021
Total Deferred Revenue from Related-parties		$1,725,643	$644,753

The nature of the affiliation of each related party follows:

Affiliate 1--The CEO of the Company is a director of Shaanxi Dukang Group Co., Ltd. and has significant influence on the operations therein.

Affiliate 2--The CEO of the Company is the sole director of Shaanxi Baishui Dukang Commercial and Trade Co., Ltd. and has significant influence on the operations therein.

Affiliate 3--The CEO of the Company is the sole director of Shaanxi Baishui Shiye Co., Ltd. and has significant influence on the operations therein.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12-
SEGMENT REPORTING

The Company operates in two reportable business segments that are determined based upon differences in products and services. Summarized information by business segment for the three and six months ended June 30, 2012 and 2011 is as follows:

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

Major Customers

The following major customers accounted for approximately 5% or more of the Company’s total sales, as summarized in the following:

		For the Six Months Ended June 30,
		2012		2011

Major	Type of		Percentage of		Percentage of
Customer	Customer	Revenue	Total Revenue	Revenue	Total Revenue
Shaanxi Dukang Group Co., Ltd.	Distributor	$827,149	46.95%	$565,994	46.66%
Shaanxi Baishui Dukang Shiye Co., Ltd.	Distributor	-	-	106,226	8.76%
Shanghai Yue Long Wine Co., Ltd	Distributor	189,425	10.75%	-	-
Mr. Jincai Bai'	Licensee	-	-	-	-
Ms. Xiaoyan Shi	Agent	-	-	101,356	8.36%
Mr. Anxian Xie	Agent	-	-	86,878	7.16%
Mr. Changzhong Ji	Agent	94,854	5.38%	-	-
Ms. Jie Cao	Agent	94,854	5.38%	-	-
Ms. Xiaoli Du	Agent	-	-	72,398	5.97%
Ms. Sue Dong	Agent	-	-	72,398	5.97%
Total		$1,206,282	68.48%	$1,005,250	82.87%

Major Suppliers The following major suppliers accounted for approximately 5% or more of the Company’s total purchases, as summarized in the following:

	For the Six Months Ended June 30,
	2012		2011

Major		Percentage of		Percentage of
Suppliers	Purchase	Total Purchase	Purchase	Total Purchase
Hunan Liling Liangyou Geramacs Co., Ltd.	$130,143	13.91%	$27,599	6.77%
Hunan Dexing Taochi Co., Ltd.	64,765	6.92%	-	-
Yuncheng Aofeng Glass Co., Ltd.	47,852	5.12%	85,071	20.88%
Hunan New Century Ceramics Co., Ltd.	200,267	21.41%	150,403	36.91%
Wenzhou Zhixin Wujin Glass Co., Ltd.	52,953	5.66%	-	-
Mr. Jianguo Wang	96,414	10.31%	-	-
Shangluo City Danquan Alcohol Purchase and Sale Co., Ltd.	57,273	6.12%	-	-
Sichuan Guangan Detai Glass Co., Ltd.	-	-	25,396	6.23%
Shanxi Wenxifa Glass Co., Ltd.	-	-	68,526	16.82%
Total	$649,666	69.46%	$356,994	87.62%

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14-	NONCONTROLLING INTEREST Balance of Noncontrolling Interest consists of the following:

	Subsidiary and Noncontrolling Interest percentage				Total
	Brand Management	Baishui Dukang	Xidenghui		Noncontrolling
	30.00%	9.49%	16.53%	(4)	Interest

Balance @ December 31, 2011	$339,079	$126,854	$4,632,047		$5,097,980

Noncontrolling Interest income (Loss)	28,638	3,747	-		32,385

Other Comprehensive Income (Loss) - effects of Foreign Currency Conversion	27	3	-		30

Balance @ June 30, 2012	$367,744	$130,604	$4,632,047		$5,130,395

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14-	NONCONTROLLING INTEREST (continued) Noncontrolling interest income consists of the following:

	For the six months Ended June 30, 2012

Name of Subsidiary	Brand Management		Baishui Dukang		Xidenghui			Parent/Holding Company
	Total Income	Noncontrolling Interest Income	Total Income	Noncontrolling Interest Income	Total Income	Noncontrolling Interest Income		Total Income		Noncontrolling Interest Income
	100%	30%	100%	9.49%	100%	16.53%	(4)

Net Income (Loss)	$95,459	$28,638	$39,483	$3,747	$309,841	$51,217		$(138)		$-

Income (Loss) from subsidiary
(equity method)	-	-	-	-	102,558	16,953		412,399		32,385

Total Income (Loss)	95,459	28,638	39,483	3,747	412,399	68,170		412,261		32,385

Adjustments to noncontrolling
interest to absorb accumulated
deficit	-	-	-	-	-	(53,713)		-		-

Less: Income (Loss) attributable to
noncontrolling interest	(28,638)	-	(3,747)	-	-	-		-		-

Income (Loss) attributable to Majority	$66,822		$35,736		$412,399			$412,261	(3)
Income (Loss) attributable to
noncontrolling interest		$28,638		$3,747		$-				$32,385

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14-	NONCONTROLLING INTEREST (continued)

	For the six months Ended June 30, 2011

Name of Subsidiary	Brand Management		Baishui Dukang		Xidenghui		Parent/Holding Company
	Total Income	Noncontrolling Interest Income	Total Income	Noncontrolling Interest Income	Total Income	Noncontrolling Interest Income	Total Income	Noncontrolling Interest Income
	100%	30%	100%	9.49%	100%	1.76%

Net Income (Loss)	$240,917	$72,275	$(204,126)	$(19,372)	$(497,209)	$(8,751)	$(118)	$-

Income (Loss) from subsidiary
(equity method)	-	-	-	-	(16,113)	(284)	(504,287)	43,869

Total Income (Loss)	240,917	72,275	(204,126)	(19,372)	(513,322)	(9,034)	(504,405)	43,869

Less: Income (Loss) attributable to
noncontrolling interest	(72,275)	-	19,372	-	9,034	-	-	-

Income (Loss) attributable to Majority	$168,642		$(184,755)		$(504,287)		$(504,405)
Income (Loss) attributable to
noncontrolling interest		$72,275		$(19,372)		$(9,034)		$43,869	(3)

Noncontrolling interest income consists of the following:

	For the Year Ended December 31, 2011

Name of Subsidiary	Brand Management		Baishui Dukang		Xidenghui			Parent/Holding Company
	Total Income	Noncontrolling Interest Income	Total Income	Noncontrolling Interest Income	Total Income	Noncontrolling Interest Income		Total Income		Noncontrolling Interest Income
	100%	30%	100%	9.49%	100%	16.53%	(4)

Net Income (Loss)	$433,942	$130,183	$(314,709)	$(29,866)	$(814,314)	$2,943		$(917)		$-

Income (Loss) from subsidiary
(equity method)	-	-	-	-	18,917	24,550		(822,891)		127,810

Total Income (Loss)	433,942	130,183	(314,709)	(29,866)	(795,397)	27,494		(823,808)		127,810

Less: Income (Loss) attributable to
noncontrolling interest	(130,183)	-	29,866	-	(27,494)	-		-		-

Income (Loss) attributable to Majority	$303,760		$(284,843)		$(822,891)			$(823,808	)(3)
Income (Loss) attributable to
noncontrolling interest		$130,183		$(29,866)		$27,494				$127,810	(3)

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

Pursuant to the lease agreement, Baishui Dukang is required to absorb the pension and unemployment insurance expenses of Sanjiu's original employees until they all reach their retirement age.  Pursuant to the applicable laws in PRC, male employees retire when they reach 60 years old, while female employees retire when they reach 55 years old. Accordingly, Sanjiu’s original employees will gradually retire until Year 2032.  The pension and unemployment insurance expenses are based on a certain percentage of the employees’ gross payroll. The percentage may be changed as the applicable law is amended.  In practice, the expenses can be based on the local average salary published by the local government.  Over the life of the lease, management anticipates the percentage will remain the same while the local average salary will increase 4% annually.  The number of employees that we need to absorb their pension and unemployment insurance expenses will gradually decrease as Sanjiu’s original employees reach their retirement ages.  To the best of our estimation, we anticipate the future payment for pension and unemployment insurance expenses for Sanjiu’s original employees as rental payment follows:

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

GENERAL BUSINESS

The Company and its subsidiaries principally engage in the business of production and distribution of distilled spirits (liquor) with a brand name of “Baishui Du Kang” as well as to manage the license of the “Baishui Du Kang” brand name in China, PRC.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

Revenue

Total revenues for the three months ended June 30, 2012 were $934,890 as compared to $501,577 for the same period of 2011, representing an increase of 86.4%. These include sales of liquor, which were $722,681 for the three months ended June 30, 2012 and $258,941 for the same period of 2011. The license fees revenue for the three months ended June 30, 2012 were $212,209 and $242,636 for the same period of 2011, representing a decrease of 12.5%.

Sales of liquor to related parties distributors were $409,576 or approximately 56.7% of total liquor sales for the three months ended June 30, 2012; and $246,173 or 95.1% of total liquor sales for the three months ended June 30, 2011, respectively. The Company has sold more liquor directly to unrelated third party customers that resulted in a higher sales price of liquor as well as an increase in number of customers.

There are no related parties’ revenues generated from license fees or agent sales.

The Company’s revenues from sales of liquor for the three months ended June 30, 2012 increased approximately 179% as compared to the same period in 2011. The Company expects its revenue to increase gradually over the next periods as new and old customer demand increases.

Cost of Goods and Gross Margin

The overall gross margin for the three month ended June 30, 2012 was 52.2% as compared to 57% for the comparable period of 2011. Gross margin on sales of liquor was 38.2% in the three months ended June 30, 2012, representing an increase of 21.4% when compared to 16.8% for the comparable period in 2011.

The increase in gross margin on sales of liquor resulted from an increase of sales to unrelated third party customers. Historically, the Company primarily sold its liquor products to related parties’ distributors at deep discount prices. As the Company increases its customer base, the gross margin will increase as well.

Operating Expenses

Expenses from operations totaled $393,158 and $231,693 for the three months ended June 30, 2012 and 2011, respectively. Selling expenses decreased $46,177 from $69,792 for the three months ended June 30, 2011 to $23,615 for the same period in 2012. General and administrative expenses were $369,543 for the three months ended June 30, 2012 compared to $161,901 for the corresponding period in 2011. The 128% increase in general and administrative expenses between periods was primarily the result of higher payroll, office expenses and travel and entertainment.

The changes in operating expenses, both selling expenses and general and administrative expenses arose from the Company's decision to change its distribution practices. The Company has begun its effort to move away from its emphasis on affiliates to a much broader network of third party customers.

Other Income and Expenses

The Company has incurred total interest expense and imputed interest expense net of $6,447 and $279,285 for the three months ended June 30, 2012 and 2011, respectively. The decrease in imputed interest expense of $260,838 was due to the conversion of related parties’ loans to additional paid-in capital of the Company during 2011.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

Revenue

Total revenues for the six months ended June 30, 2012 were $1,761,589 as compared to $1,213,073 for the same period of 2011. These include sales of liquor, which were $1,337,058 for the six months ended June 30, 2012 and $686,620 for the same period of 2011. The license fees revenue for the six months ended June 30, 2012 were $424,531 and $526,453 for the same period of 2011, representing a decrease of 19.4%.

Sales of liquor to related parties distributors were $877,507 or approximately 65% of total liquor sales for the six months ended June 30, 2012, and $672,220 or 98% of total liquor sales for the six months ended June 30, 2011, respectively. Corresponding related parties’ deferred revenues to the sales revenues were $1,725,643 and $644,753 at June 30, 2012 and December 31, 2011, respectively.

There are no related parties’ revenues generated from license fees or agent sales.

The Company’s revenues from sales of liquor for the six months ended June 30, 2012 increased approximately 95% as compared to the same period in 2011. The Company expects its revenue to increase gradually over the next periods as new and old customer demand increases. The sales prices of the liquor are higher when sold directly to third party customers.

Cost of Goods and Gross Margin

The overall gross margin for the six month ended June 30, 2012 was 48.6% as compared to 54.2% for the comparable period of 2011. The gross margin of license fees was 100%. As a result of a decrease in license fees revenue, the overall gross margin for the six months ended June 30, 2012 decreased when compared with gross margin for the comparable period of 2011. Gross margin on sales of liquor was 32.2% in the six months ended June 30, 2012, representing an increase of 13.1% when compared to 19.1% for the comparable period in 2011.

The increase in gross margin on sales of liquor resulted from increase of sales to unrelated third party customers. Historically, the Company primarily sold its liquor products to related parties’ distributors at deep discount prices. When the Company sells its products directly to third party customers the gross margin increased.

Operating Expenses

Expenses from operations totaled $626,961 and $477,474 for the six months ended June 30, 2012 and 2011, respectively. Selling expenses decreased $46,304 from $77,433 for the six months ended June 30, 2011 to $43,876 for the same period in 2012. General and administrative expenses were $583,085 for the six months ended June 30, 2012 compared to $400,041 for the corresponding period in 2011. The 46% increase in general and administrative expenses between periods was primarily the result of professional and consultancy fees, office expenses and travel and entertainment.

The changes in operating expenses, both selling expenses and general and administrative expenses arose from the Company's decision to change its distribution practices. The Company has begun its effort to move away from its emphasis on affiliates to a much broader network of third party resellers.

Other Income and Expenses

The Company has incurred total interest expense and imputed interest expense net of $13,272 and $558,805 for the six months ended June 30, 2012 and 2011, respectively. The decrease in imputed interest expense was due to the conversion of related parties’ loans to additional paid-in capital of the Company. Also, the company received a governmental subsidy of $260,849 in the six months ended June 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

We experienced a net income of $444,648 for the six months ended June 30, 2012 as compared to a loss of $460,540 for the same period of 2011. Adjustments to reconcile the net loss to cash provided by operating activities included zero dollars for imputed interest for the six months ended June 30, 2012 as compared to $523,335 for the same period of 2011. Depreciation and amortization increased to $288,989 for the six months ended June 30, 2012 compared to $205,895 for the corresponding period in 2011.

Changes in operating assets and liabilities included an increase in accounts receivable from $270,276 at December 31, 2011 to $554,692 at June 30, 2012.  Prepaid expenses increased from $678,528 to $2,038,069 for the six month period of 2012, as we increased our advance to purchase new packing materials for products sold to third party customers.  This also caused our accounts payable and accrued expenses to increase from $1,215,285 and $325,964 at December 31, 2011 to $1,498,511 and $439,274 as of June 30, 2012, respectively. As our sales orders increased, we received more advance payment from our customers as our deferred revenue increased from $2,785,391 at December 31, 2011 to $3,730,645 on June 30, 2012. Changes in other liabilities, such as others payable and taxes payable were minimal.

Investing Activities

Net cash used in investing activities was $105,207 for the six months ended June 30, 2012 compared to net cash used in investing activities of $2,090,133 for the corresponding period in 2011. The decrease was primarily attributed to the payments for purchase of land use right in 2011.

Financing Activities

Net cash provided by financing activities were $0 and $1,647,670 for the six months ended June 30, 2012 and 2011 respectively. For the six months ended June 30, 2011, the Company has obtained financing from its related parties as working capital. The Company has reduced its dependence on related party financing as it increases its revenues to cover the expenses.

Cash at June 30, 2012 and December 31, 2011 was $570,026 and $968,370, respectively. The Company had working capital of $2,533,825 at June 30, 2012 as compared to $1,945,551 at December 31, 2011.

We have historically funded our cash needs through a series of debt transactions, primarily with related parties. On October 1, 2011, the related parties converted their outstanding debt to paid-in capital.

The related parties include affiliates and individuals. Affiliates are companies which are directly or indirectly, beneficially and in the aggregate, majority-owned and controlled by directors, officers, and principal shareholders of the Company. Individuals include our officers, shareholders, and prior directors of subsidiaries.

Loans from related parties are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. The Company has imputed interest on these loans. Cash flows from due to related parties are classified as cash flows from financing activities, and cash flows from due from related parties are classified as cash flows from investing activities.

Our liquidity is dependent upon the continuation of and expansion of our operations, receipt of revenues and additional infusions of capital provided by equity and debt financing. Management believes that the current program of sales through distributorship agreements will improve throughout 2012 and that margins overall will continue to improve as well.  Demand for our products is dependent on market acceptance of our liquor and conditions in the liquor and general beverage markets, and general economic conditions. All of our products are currently sold in the People’s Republic of China and are heavily dependent on the economy, exchange rates, and consumption habits within the People’s Republic of China.  Many of these factors are cyclical and beyond the control of management.

Access to short and long term sources of cash is important to the continuation of our research and development and our operations. Our ability to operate is limited by our financial capacity to obtain cash and additional lines of credit in the future.

Related Parties Transactions

The Company has generated sales revenues from related parties in the amount of $877,507 and $672,220 for the six months ended June 30, 2012 and 2011, respectively.

The Company has outstanding accounts receivables from related parties in the amount of $4,557 and $66,981 at June 30, 2012 and December 31, 2011, respectively.

The Company has outstanding deferred revenues related to related parties in the amount of $1,725,643 and $644,753 at June 30, 2012 and December 31, 2011, respectively.

Critical Accounting Policies

Information regarding significant accounting standards is included in Note 3 to the accompanying Consolidated Financial Statements.

Off-Balance Sheet Arrangements

As of June 30, 2012, the Company did not have any other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for Smaller Reporting Companies.

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

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2012.

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

ITEM 6.EXHIBITS

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

CHINA DU KANG CO., LTD.
(Registrant)

Date: August 20, 2012	By:	/s/ Wang Yong Sheng, President
Wang Yong Sheng,
President
(Chief Executive Officer)

Date: August 20, 2012	By:	/s/ Liu Su Ying, CFO
Liu Su Ying,
Chief Financial Officer
(Principal Accounting Officer)