Form 10-Q/A
period 2012-06-30
CHINA DU KANG CO. LTD.
filed 2012-09-13
CIK 1472635

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

The purpose of this Amendment No. 2 to our Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012 ("Form 10-Q"), as amended by Amendment No. 1 to Form 10-Q (“Form 10-Q/A1"), is solely to furnish Exhibit 101 to Form 10-Q. Exhibit 101 provides the financial statements and related notes from our Form 10-Q/A1 formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to our Form 10-Q/A1. This Amendment No. 2 to our Form 10-Q continues to speak as of the original filing date of our Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in our Form 10-Q/A1.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No. 2.

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

CHINA DU KANG CO., LTD.
(Registrant)

Date: September 13 , 2012	By:	/s/ Wang Yong Sheng, President
Wang Yong Sheng,
President
(Chief Executive Officer)

Date: September 13 , 2012	By:	/s/ Liu Su Ying, CFO
Liu Su Ying,
Chief Financial Officer
(Principal Accounting Officer)