Form 10-Q
period 2012-09-30
CHINA DU KANG CO. LTD.
filed 2012-11-21
CIK 1472635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: November 19, 2012:  100,113,774 shares of common stock.

EXPLANATORY NOTE

In connection with the filing of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, China Du Kang Co., Ltd. (the “Company”) is relying on Release No. 68224 issued by the Securities and Exchange Commission (the “SEC”), titled “Order Under Section 17A and Section 36 of the Securities Exchange Act of 1934 Granting Exemptions from Specified Provisions of the Exchange Act and Certain Rules Thereunder,” which provides that filings by registrants unable to meeting filing deadlines due to Hurricane Sandy and its aftermath shall be considered timely so long as the filing is made on or before November 21, 2012, and the conditions contained therein are satisfied. The Company’s independent registered public accounting firm and other advisors are located in the greater New York area, and were adversely impacted by the lack of communications, transportation, electricity and facilities, and accordingly the Company was unable to file this Report by November 14, 2012 due to disruptions caused by Hurricane Sandy.

China Du Kang Co., Ltd.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL INFORMATION

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,025,420	$968,370
Accounts receivable, net (Note 4)	699,262	270,276
Others receivable	95,142	2,427
Prepaid expenses (Note 5)	2,517,792	678,528
Inventories (Note 6)	6,343,864	5,335,136
Total current assets	10,681,480	7,254,737

Property, Plant and Equipment, net (Note 7)	4,284,239	4,451,669
Intangible assets, net (Note 8)	2,011,818	2,034,235
Long-term investment	1,894,560	1,885,399

Total Assets	$18,872,097	$15,626,040

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,955,023	$1,215,285
Accrued expenses (Note 9)	492,661	352,964
Others payable	110,817	125,599
Taxes payable (Note 10)	790,998	661,296
Deferred revenue	4,393,946	2,785,391
Employee security deposit	45,785	45,564
Lease liability-current (Note 15)	114,611	123,087
Total Current Liabilities	7,903,841	5,309,186

Long-term Liabilities:
Lease liability-long-term (Note 15)	767,849	847,420
Total Long-term Liabilities	767,849	847,420
Total Liabilities	8,671,690	6,156,606

Commitments and Contingencies (Note 15)	-	-

Shareholders' Equity:
China Du Kang Co., Ltd. Shareholders' Equity
Preferred stock, par value $0.001, 5,000,000 shares authorized;
no shares issued and outstanding as of
September 30, 2012 and December 31, 2011	-	-
Common stock, par value $0.001, 250,000,000 shares authorized;
100,113,774 shares issued and outstanding as of
September 30, 2012 and December 31, 2011	100,114	100,114
Additional paid-in capital	27,385,386	27,385,386
Accumulated deficit	(21,631,919)	(22,292,346)
Accumulated other comprehensive income	(776,368)	(821,700)
Total China Du Kang Co., Ltd. Shareholders' equity (deficit)	5,077,213	4,371,454
Noncontrolling Interest	5,123,194	5,097,980
Total Shareholders' Equity (Deficit)	10,200,407	9,469,434
Total Liabilities and Shareholders' Equity (Deficit)	$18,872,097	$15,626,040

See Notes to Consolidated Financial Statements

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
Sales of Liquor	$1,173,650	$436,632	$2,510,708	$1,123,252
License Fees	205,219	311,619	629,750	838,072
Total Revenues	1,378,869	748,251	3,140,458	1,961,324

Costs of Revenues
Costs of Liquor Sold	806,300	586,695	1,712,148	1,142,379
Costs of License Fees	-	-	-	-
Total Costs of Sales	806,300	586,695	1,712,148	1,142,379

Gross Profit	572,569	161,556	1,428,310	818,945

Operating Expenses

Selling Expenses
Advertising expenses	-	125	4,267	19,392
Promotion expenses	75,794	10,200	97,610	63,320
Travel and entertainment	14,442	1,792	32,235	6,838
Total Selling Expenses	90,236	12,117	134,112	89,550

General and administrative expenses
Payroll	76,216	90,564	254,046	241,519
Employee benefit and pension	23,123	24,305	72,503	65,031
Depreciation and amortization expenses	29,969	38,575	92,111	122,503
Professional fees and consultancy fees	9,984	33,542	107,385	89,768
Office expenses	30,153	18,339	134,845	47,228
Vehicle expenses	10,374	7,246	29,383	26,224
Travel and entertainment	29,901	16,895	93,368	34,977
Other general and administrative expenses	21,472	397	30,636	2,654
Total General and Administrative Expenses	231,192	229,863	814,277	629,904

Total Operating Expenses	321,428	241,980	948,389	719,454

Income (Loss) from Operation	251,141	(80,424)	479,921	99,491

Other Income (Expenses)
Interest income	853	1,465	3,664	4,468
Interest expenses	(8,033)	(12,217)	(24,116)	(50,690)
Imputed interest	-	(400,944)	-	(924,279)
Governmental subsidy	-	-	260,766	-
Other income (expense)	9,474	(193)	9,668	(1,537)
Total other income (expenses)	2,294	(411,889)	249,982	(972,038)

Income (Loss) before Provision for Income Tax	253,435	(492,313)	729,903	(872,547)

Provision for Income Tax	(12,415)	(47,232)	(44,235)	(127,538)

Net Income (Loss)	241,020	(539,545)	685,668	(1,000,085)

Less: Net income (loss) attributable to noncontrolling interest	(7,144)	8,841	25,241	52,710

Net Income (Loss) attributable to China Du Kang Co., Ltd.	$248,164	$(548,386)	$660,427	$(1,052,795)

Basic and Fully Diluted Earnings per Share	$0.00	$(0.01)	$0.01	$(0.01)

Weighted average shares outstanding	100,113,774	100,113,774	100,113,774	100,113,774

See Notes to Consolidated Financial Statements

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net income (loss)	$241,020	$(539,545)	$685,668	$(1,000,085)
Other comprehensive income (loss), net of tax:
Effects of foreign currency conversion	(22,811)	(73,927)	45,305	(238,471)
Total other comprehensive income (loss), net of tax	(22,811)	(73,927)	45,305	(238,471)
Comprehensive income	218,209	(613,472)	730,973	(1,238,556)
Comprehensive income (loss) attributable to
the noncontrolling interest	(7,201)	5,937	25,214	52,710
Comprehensive income (loss) attributable to
China Du Kang Co., Ltd.	$225,410	$(619,409)	$705,759	$(1,291,266)

See Notes to Consolidated Financial Statements

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2012	2011
	(unaudited)	(unaudited)
Cash Flows from Operating Activities

Net income (loss) including noncontrolling interest	$685,668	$(1,000,085)
Adjustments to reconcile net income (loss)
including noncontrolling interest to net cash
provided (used) by operating activities:
Imputed interest	-	924,279
Depreciation	353,491	348,332
Amortization	32,333	34,808
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(428,119)	(41,738)
(Increase)/Decrease in others receivable	(92,799)	73,546
(Increase) in prepaid expenses	(1,837,876)	(285,624)
(Increase) in inventories	(983,887)	(1,085,651)
Increase in accounts payable	734,607	88,519
Increase in accrued expenses	138,129	174,689
Increase in other payable	(15,407)	15,510
Increase in taxes payable	126,628	89,745
Increase in deferred revenue	1,596,706	923,493
(Decrease) in lease liabilities	(92,847)	(96,275)
Net cash provided by operating activities	216,627	163,548

Cash Flows from Investing Activities

Purchase of fixed assets	(165,297)	(218,894)
Purchase of land use right	-	(1,978,448)
Net cash (used) by investing activities	(165,297)	(2,197,342)

Cash Flows from Financing Activities

Payback of bank loans	-	(768,520)
Proceeds from related parties	-	1,726,651
Repayments to related parties	-	(18,305)
Net cash provided by financing activities	-	939,826

Increase (decrease) in cash	51,330	(1,093,968)
Effects of exchange rates on cash	5,720	37,563
Cash at beginning of period	968,370	1,994,126
Cash at end of period	$1,025,420	$937,721

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$24,116	$34,670
Income taxes	$47,956	$-

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

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the three and nine months ended September 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012

Note 2-   ORGANIZATION AND BUSINESS BACKGROUND

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

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported net income or losses.

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

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

Period Covered	Balance Sheet Date Rates	Average Rates

Nine months ended September 30, 2012	6.33400	6.32745
Nine months ended September 30, 2011	6.40180	6.50601
Year ended December 31, 2011	6.36470	6.47351

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

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with the FASB ASC 720-35, “Advertising Costs”.  The advertising costs were $4,267, and $19,392 for the nine months ended September 30, 2012 and 2011, respectively.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3-   SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and Development Costs

Research and development costs relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed when incurred in accordance with the FASB ASC 730, "Research and Development". Research and development costs were immaterial for the nine months ended September 30, 2012 and 2011, respectively.

Value-added Tax ("VAT")

Sales revenue represents the invoiced value of goods, net of a value-added tax (VAT).  All of the Companys products that are sold in PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price or at a rate approved by the Chinese local government.  This VAT may be offset by VAT paid on purchase of raw materials included in the cost of producing the finished goods. The Company presents VAT on a net basis.

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

Excise Tax

Baishui Dukang produces and distributes distilled liquor, which is subject to excise tax in PRC. Excise tax rate is $0.16 (RMB1.00) per kilogram and 10%-20% of gross sales revenue. The Company presents excise tax on a net basis. Sales revenue from sales of liquor represents the invoiced value of liquor sold, net of excise tax.

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

Imputed Interest

The Company has financed it business operation through short-term borrowings from various related parties. These short-term borrowings are non-secured, non-interest bearing with no fixed repayment date. The imputed interests are assessed as an expense to the business operation and an addition to the paid-in capital. The calculation is performed quarterly  based on the average outstanding balance and the market interest rate. The interest rate used in the calculation of imputed interest for the nine months ended September 30, 2011 was 6.375%. The imputed interest expense was $0 and $924,279 for the nine months ended September 30, 2012 and 2011.

Pension and Employee Benefits

Full time employees of the PRC entities participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Company to accrue for these benefits based on certain percentages of the employees' salaries. The Management believes full time employees who have passed the probation period are entitled to such benefits.  The total provisions for such employee benefits was $72,503 and $65,031 for the nine months ended September 30, 2012 and 2011, respectively.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3-   SIGNIFICANT ACCOUNTING POLICIES (continued)

Government Subsidies

The Company records government grants as current liabilities upon reception.   Government subsidy revenue is recognized only when there is reasonable assurance that the Company has complied with all conditions attached to the grant.  Government subsidies are generally exempt from income tax. The Company recognized government subsidy of $260,766 and $0 for the nine months ended September 30, 2012 and 2011, respectively.

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

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3-   SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with FASB ASC 260, “Earnings Per Share” , which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There are no potentially dilutive securities outstanding (options and warrants) for the nine months ended September 30, 2012 and 2011, respectively.

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

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3-   ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) released Accounting Standards Update No. 2012-02 (“ASU 2011-12”), Testing Indefinite-Lived Intangible Assets for Impairment. Under this standard, entities testing long-lived intangible assets for impairment now have an option of performing a qualitative assessment to determine whether further impairment testing is necessary. If an entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more-likely-than-not less than the carrying amount, the existing quantitative impairment test is required. Otherwise, no further impairment testing is required. This ASU is effective beginning January 1, 2013, with early adoption permitted under certain conditions. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations, and cash flows.

In December 2011, the Financial Accounting Standards Board (“FASB”) released Accounting Standards Update No. 2011-12 (“ASU 2011-12”), Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 defers only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The provisions of ASU 2011-12 became effective in fiscal years beginning after December 15, 2011. The adoption of ASU 2011-12 did not materially impact on the Company’s financial position, results of operations, and cash flows.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4-   ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	September 30,	December 31,
	2012	2011
	(unaudited)

Accounts receivable	$699,262	$270,276
Less: Allowance for doubtful accounts	-	-
Accounts receivable, net	$699,262	$270,276

Bad debt expense charged to operations was $0 and $0 for the nine months ended September 30, 2012 and 2011, respectively.

Note 5-   PREPAID EXPENSES

Prepaid expenses consist of the following:

	September 30,	December 31,
	2012	2011
	(unaudited)

Machinery and parts	$219,974	$20,520
Construction projects	994,135	-
Raw materials and supplies	708,066	519,629
Packing and supply materials	575,295	138,379
Office expenses	20,322	-
Total	$2,517,792	$678,528

Note 6-   INVENTORIES

Inventories consist of following:

	September 30,	December 31,
	2012	2011
	(unaudited)

Finished goods	$2,669,544	$1,799,934
Work-in-progress	2,743,411	2,700,921
Raw materials	308,134	154,603
Supplies and packing materials	622,775	679,678
Total	$6,343,864	$5,335,136

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7-   PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment:

	September 30,	December 31,
	2012	2011
	(unaudited)

Building and warehouses	$3,176,739	$3,274,587
Machinery and equipment	2,342,235	2,306,197
Office equipment and furniture	199,619	191,972
Motor vehicles	372,680	370,878
Leased assets	2,513,618	2,457,187
Total	8,604,891	8,600,821
Less: Accumulated depreciation	(4,712,020)	(4,460,944)
	3,892,871	4,139,877
Add: Construction in progress	391,368	311,792
Total property, plant and equipment, net	$4,284,239	$4,451,669

Total depreciation expense charged to operations was $353,491 and $348,332 for the nine months ended September 30, 2012 and 2011, respectively. Depreciation expense with respect to production equipment that was charged to cost of sales was $293,713 and $260,637 for the nine months ended September 30, 2012 and 2011, respectively.  The remainder, depreciation expense attributable to equipment used in administration, was $59,778 and $87,591 for the nine months ended September 30, 2012 and 2011, respectively, and was included in general and administration expenses.

Note 8-   INTANGIBLE ASSETS

The following is a summary of intangible assets, less amortization:

	September 30,	December 31,
	2012	2011
	(unaudited)

Land use right	$2,095,474	$2,085,341
Trade Mark of "Xidenghui"	71,046	70,702
Trade Mark of "Baishui Du Kang"	26,050	25,924
Total intangible assets	2,192,570	2,181,967

Less: Accumulated amortization	(180,752)	(147,732)

Total intangible assets, net	$2,011,818	$2,034,235

Amortization expense charged to operations was $32,333and $34,808 for the nine months ended September 30, 2012 and 2011, respectively.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9-	ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30,	December 31,
	2012	2011
	(unaudited)

Accrued payroll	$80,691	$84,933
Accrued employee benefits	59,255	59,000
Accrued pension and employee benefit	183,230	138,643
Accrued office expenses	169,485	70,388
Total	$492,661	$352,964

Note 10-	TAXES PAYABLE

Taxes payable consists of the following:

	September 30,	December 31,
	2012	2011
	(unaudited)

Income tax	$484,017	$469,626
Sales tax and sales tax affixation	151,080	142,148
Excise taxes	57,612	44,694
Value-added Tax ("VAT")	94,608	2,429
Other taxes	3,681	2,399
Total taxes payable	$790,998	$661,296

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

The Company generally sells liquor to liquor distributors. Some of these liquor distributors are our affiliates, which are directly or indirectly, beneficially and in the aggregate, majority-owned and controlled by directors and principal shareholders of the Company.  The price will be different if we sell liquor to third parties. The amount sold to these affiliates follows:

		For the Three Months Ended		For the Nine Months Ended
		September 30,		September 30,
Name of Related Party	Description	2012	2011	2012	2011
		(unaudited)	(unaudited)	(unaudited)	(unaudited)
Shaanxi Dukang Group Co., Ltd.	Affiliate 1	$410,800	$364,439	$1,237,949	$930,433
Shaanxi Baishui Dukang Commercial and Trade Co., Ltd.	Affiliate 2	-	-	4,557	-
Shaanxi Baishui Shiye Co., Ltd.(f/k/a
Shaanxi Baishui Dukang Trade Co., Ltd.)	Affiliate 3	-	62,763	45,801	168,989
		$410,800	$427,202	$1,288,307	$1,099,422

In related to sales to related-parties, our subsidiaries have accounts receivable and deferred revenue from related-parties, as disclosed in the following:

Accounts receivable from related parties consists of the following:

		September 30,	December 31,
Name of Related Party	Description	2012	2011
		(unaudited)
Shaanxi Baishui Dukang Commercial and Trade Co., Ltd.	Affiliate 2	$4,547	$-
Shaanxi Baishui Shiye Co., Ltd.(F/K/A
Shaanxi Baishui Dukang Trade Co., Ltd.)	Affiliate 3	-	66,981
Less: Allowance for doubtful accounts		-	-
Accounts Receivable from Related-parties, net		$4,547	$66,981

Bad debt expense charged to operations was $0 and $0 for the six months ended September 30, 2012 and 2011, respectively.

Deferred revenue from related parties consists of the following:

		September 30,	December 31,
Name of Related Party	Description	2012	2011
		(unaudited)
Shaanxi Dukang Group Co., Ltd.	Affiliate 1	$1,974,277	$427,732
Shaanxi Baishui Shiye Co., Ltd.(F/K/A
Shaanxi Baishui Dukang Trade Co., Ltd.)	Affiliate 2	210,400	217,021
Total Deferred Revenue from Related-parties		$2,184,677	$644,753

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

The Company operates in two reportable business segments that are determined based upon differences in products and services. Summarized information by business segment for the three and nine months ended September 30, 2012 and 2011 is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE
Sales of Liquor	$1,173,650	$436,632	$2,510,708	$1,123,252
License Fees	205,219	311,619	629,750	838,072
	$1,378,869	$748,251	$3,140,458	$1,961,324

COST OF SALES
Sales of Liquor	$806,300	$586,695	$1,712,148	$1,142,379
License Fees	-	-	-	-
	$806,300	$586,695	$1,712,148	$1,142,379

GROSS PROFITS
Sales of Liquor	$367,350	$(150,063)	$798,560	$(19,127)
License Fees	205,219	311,619	629,750	838,072
	$572,569	$161,556	$1,428,310	$818,945

	September 30,	December 31,
	2012	2011
	(unaudited)

TOTAL ASSETS OF LIQUOR PRODUCTION AND DISTRIBUTION	$15,219,905	$12,139,862

TOTAL ASSETS OF BRAND NAME LICENSE	$4,380,384	$4,201,880

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13-	CONCENTRATIONS AND CREDIT RISKS

The Company operates in the PRC and grants credit to its customers in this geographic region based on an evaluation of the customer's financial condition. Although the PRC is economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

Major Customers

The following major customers accounted for approximately 5% or more of the Company’s total sales, as summarized in the following:

		For the Nine Months Ended September 30,
		2012 (unaudited)		2011 (unaudited)
	Type of		Percentage of		Percentage of
Major Customer	Customer	Revenue	Total Revenue	Revenue	Total Revenue

Shaanxi Dukang Group Co., Ltd.	Distributor	$1,237,949	39.42%	$930,433	47.44%
Shaanxi Baishui Dukang Shiye Co., Ltd.	Distributor	45,801	1.46%	168,989	8.62%
Shanghai Yue Long Wine Co., Ltd	Distributor	189,366	6.03%	-	-
Xinhui Shanghang Co., Ltd	Distributor	418,693	13.33%	-	-
Mr. Yanli Zheng	Agent	-	-	97,069	4.95%
Ms. Xiaoyan Shi	Agent	-	-	152,884	7.79%
Ms. Xiaoyan Shi	Agent	-	-	131,044	6.68%
Mr. Anxian Xie	Agent	-	-	109,203	5.57%
Mr. Changzhong Ji	Agent	94,854	3.02%	133,470	6.81%
Ms. Sue Dong	Agent	118,531	3.77%	-	-
Total		$2,105,194	67.03%	$1,723,092	87.85%

Major Suppliers

The following major suppliers accounted for approximately 5% or more of the Company’s total purchase, as summarized in the following:

	For the Nine Months Ended September 30,
	2012 (unaudited)		2011 (unaudited)
		Percentage of		Percentage of
Major Suppliers	Purchase	Total Purchase	Purchase	Total Purchase

Hunan Fengling Liangyou Ceramics Co., Ltd.	$152,041	8.41%	116,958	14.22%
Hunan Dexing Taochi Co., Ltd.	136,933	7.57%	-	-
Yuncheng Aofeng Glass Co., Ltd.	19,949	1.10%	137,020	16.66%
Hunan New Century Ceramics Co., Ltd.	168,830	9.34%	285,962	34.78%
Mr. Jianguo Wang	163,089	9.02%	-	-
Mr. Junan Zhu	123,754	6.85%	-	-
Sichuan Guangan Detai Glass Co., Ltd.	-	-	93,211	11.34%
Shanxi Wenxifa Glass Co., Ltd.	-	-	124,564	15.15%
Total	$764,596	42.29%	757,715	92.15%

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14-	NONCONTROLLING INTEREST

Balance of Noncontrolling Interest consists of the following:

	Subsidiary and Noncontrolling Interest percentage
	Brand Management	Baishui Dukang	Xidenghui	Total Noncontrolling
	30.00%	9.49%	16.53%	Interest

Balance @ December 31, 2010	$206,671	$(61,636)	$(42,984)	$102,051

Noncontrolling Interest income (Loss)	130,183	(29,866)	27,494	127,810

Debt Conversion	-	218,865	4,644,728	4,863,593

Other Comprehensive Income (Loss)-
effects of Foreign Currency Conversion	2,225	(509)	2,809	4,526

Balance @ December 31, 2011	$339,079	$126,854	$4,632,047	$5,097,980

Noncontrolling Interest income (Loss)	39,812	(14,571)	-	25,240

Other Comprehensive Income (Loss)-
effects of Foreign Currency Conversion	(41)	14	-	(26)

Balance @ September 30, 2012	$378,850	$112,297	$4,632,047	$5,123,194

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14-	NONCONTROLLING INTEREST (continued)

Noncontrolling interest income consists of the following:

For the Nine Months Ended September 30, 2012
Name of Subsidiary	Brand Management		Baishui Dukang		Xidenghui		Parent/Holding Company
	Total Income	Noncontrolling Interest Income	Total Income	Noncontrolling Interest Income	Total Income	Noncontrolling Interest Income	Total	Noncontrolling Interest
	100%	30%	100%	9.49%	100%	16.53%	Income	Income

Net Income (Loss)	$132,706	$39,812	$(153,545)	$(14,571)	$707,018	$116,870	$(514)	$-

Income (Loss) from subsidiary
(equity method)	-	-	-	-	(46,080)	(7,617)	660,938	25,241

Total Income (Loss)	132,706	39,812	(153,545)	(14,571)	660,938	109,253	660,424	25,241

Adjustments to noncontrolling interest
to absorb accumulated deficit	-	-	-	-	-	(109,253)	-	-

Less: Income (Loss) attributable to
noncontrolling interest	(39,812)	-	14,571	-	-	-	-	-

Income (Loss) attributable to Majority	$92,894		$(138,974)		$660,938		$660,424

Income (Loss) attributable to
noncontrolling interest		$39,812		$(14,571)		$-		$25,241

For the Nine Months Ended September 30, 2011
Name of Subsidiary	Brand Management		Baishui Dukang		Xidenghui		Parent/Holding Company
	Total Income	Noncontrolling Interest Income	Total Income	Noncontrolling Interest Income	Total Income	Noncontrolling Interest Income	Total	Noncontrolling Interest
	100%	30%	100%	9.49%	100%	1.76%	Income	Income

Net Income (Loss)	$382,614	$114,780	$(455,365)	$(43,218)	$(926,624)	$(16,312)	$(606)	$-

Income (Loss) from subsidiary
(equity method)	-	-	-	-	(144,314)	(2,540)	(1,052,086)	52,710

Total Income (Loss)	382,614	114,780	(455,365)	(43,218)	(1,070,938)	(18,852)	(1,052,692)	52,710

Less: Income (Loss) attributable to
noncontrolling interest	(114,784)	-	43,214	-	18,852	-	-	-

Income (Loss) attributable to Majority	$267,830		$(412,151)		$(1,052,086)		$(1,052,692)

Income (Loss) attributable to
noncontrolling interest		$114,780		$(43,218)		$(18,852)		$52,710

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14-	NONCONTROLLING INTEREST (continued)

Noncontrolling interest income consists of the following:

For the Year Ended December 31, 2011
Name of Subsidiary	Brand Management		Baishui Dukang		Xidenghui			Parent/Holding Company
	Total Income	Noncontrolling Interest Income	Total Income	Noncontrolling Interest Income	Total Income	Noncontrolling Interest Income		Total	Noncontrolling Interest
	100%	30%	100%	9.49%	100%	16.53%	(4)	Income	Income

Net Income (Loss)	$433,942	$130,183	$(314,709)	$(29,866)	$(814,314)	$2,943		$(917)	$-

Income (Loss) from subsidiary
(equity method)	-	-	-	-	18,917	24,550		(822,891)	127,810

Total Income (Loss)	433,942	130,183	(314,709)	(29,866)	(795,397)	27,494		(823,808)	127,810

Less: Income (Loss) attributable to
noncontrolling interest	(130,183)	-	29,866	-	(27,494)	-		-	-

Income (Loss) attributable to Majority	$303,760		$(284,843)		$(822,891)			$(823,808)

Income (Loss) attributable to
noncontrolling interest		$130,183		$(29,866)		$27,494			$127,810	(3)

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14-	NONCONTROLLING INTEREST (continued)

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

Lack of Insurance (continued)

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

Revenue

Total revenues for the three months ended September 30, 2012 were $1,378,869 as compared to $748,251 for the same period of 2011, representing an increase of 84.3%. These include sales of liquor, which were $1,173,650 for the three months ended September 30, 2012 and $436,632 for the same period of 2011. The license fees revenue for the three months ended September 30, 2012 were $205,219 and $311,619 for the same period of 2011, representing a decrease of 34.1%.

Sales of liquor to related parties distributors were $410,800 or approximately 35% of total liquor sales for the three months ended September 30, 2012; and $427,202 or 97.8% of total liquor sales for the three months ended September 30, 2011, respectively. The Company has sold more liquor directly to unrelated third party customers that resulted in a higher sales price of liquor as well as an increase in number of customers.

There are no related parties’ revenues generated from license fees or agent sales.

The Company’s revenues from sales of liquor for the three months ended September 30, 2012 increased approximately 168.8% as compared to the same period in 2011. The Company expects its revenue to increase gradually over the next periods as new and old customer demand increases. The Company will continue to market its products to more customers directly as part of its business strategy.

Cost of Goods and Gross Margin

The overall gross margin for the three month ended September 30, 2012 was 41.5% as compared to 21.6% for the comparable period of 2011. Gross margin on sales of liquor was 31.3% in the three months ended September 30, 2012, representing an increase of 65.7% when compared to -34.4% for the comparable period in 2011.

The increase in gross margin on sales of liquor resulted from an increase of sales to unrelated third party customers. Historically, the Company primarily sold its liquor products to related parties’ distributors at deep discount prices. As the Company increases its customer base, the gross margin will increase as well.

Operating Expenses

Expenses from operations totaled $321,428 and $241,863 for the three months ended September 30, 2012 and 2011, respectively. Selling expenses increased $78,119 from $12,117 for the three months ended September 30, 2011 to $90,236 for the same period in 2012. General and administrative expenses were $231,192 for the three months ended September 30, 2012 compared to $229,863 for the corresponding period in 2011. The changes in general and administrative expenses between periods are similar. The Company has increased its promotion campaign to attract new customers which resulted in increased sales for the period.

The changes in operating expenses, both selling expenses and general and administrative expenses arose from the Company's decision to change its distribution practices. The Company has begun its effort to move away from its emphasis on affiliates to a much broader network of third party customers.

Other Income and Expenses

The Company has incurred total interest expense and imputed interest expense of $8,033 and $413,161 for the three months ended September 30, 2012 and 2011, respectively. The decrease in imputed interest expense of $400,944 was due to the conversion of related parties’ loans to additional paid-in capital of the Company during 2011.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

Revenue

Total revenues for the nine months ended September 30, 2012 were $3,140,458 as compared to $1,961,324 for the same period of 2011. These include sales of liquor, which were $2,510,708 for the nine months ended September 30, 2012 and $1,123,252 for the same period of 2011. The license fees revenue for the nine months ended September 30, 2012 were $629,750 and $838,072 for the same period of 2011, representing a decrease of 24.9%.

Sales of liquor to related parties distributors were $1,288,307 or approximately 51.3% of total liquor sales for the nine months ended September 30, 2012, and $1,099,422 or 97.8% of total liquor sales for the nine months ended September 30, 2011, respectively. Corresponding related parties’ deferred revenues to the sales revenues were $2,184,677 and $644,753 at September 30, 2012 and December 31, 2011, respectively.

There are no related parties’ revenues generated from license fees or agent sales.

The Company’s revenues from sales of liquor for the nine months ended September 30, 2012 increased approximately 123.5% as compared to the same period in 2011. The Company expects its revenue to increase gradually over the next periods as new and old customer demand increases. The sales prices of the liquor are higher when sold directly to third party customers.

Cost of Goods and Gross Margin

The overall gross margin for the nine month ended September 30, 2012 was 45.5% as compared to 41.8% for the comparable period of 2011. The gross margin of license fees was 100%. Gross margin on sales of liquor was 31.8% in the nine months ended September 30, 2012, representing an increase of 33.5% when compared to -1.7% for the comparable period in 2011.

The increase in gross margin on sales of liquor resulted from increase of sales to unrelated third party customers. Historically, the Company primarily sold its liquor products to related parties’ distributors at deep discount prices. When the Company sells its products directly to third party customers the gross margin increased.

Operating Expenses

Expenses from operations totaled $948,389 and $719,454 for the nine months ended September 30, 2012 and 2011, respectively. Selling expenses increased $44,562 from $89,550 for the nine months ended September 30, 2011 to $134,112 for the same period in 2012. General and administrative expenses were $814,277 for the nine months ended September 30, 2012 compared to $629,904 for the corresponding period in 2011. The 29.3% increase in general and administrative expenses between periods was primarily the result of professional and consultancy fees, office expenses and travel and entertainment.

The changes in operating expenses, both selling expenses and general and administrative expenses arose from the Company's decision to change its distribution practices. The Company has begun its effort to move away from its emphasis on affiliates to a much broader network of third party resellers. The Company has increased its promotion spending to attract new customers.

Other Income and Expenses

The Company has incurred total interest expense and imputed interest expense of $24,116 and $924,279 for the nine months ended September 30, 2012 and 2011, respectively. The decrease in imputed interest expense was due to the conversion of related parties’ loans to additional paid-in capital of the Company. Also, the company received a governmental subsidy of $260,766 in the nine months ended September 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

We experienced a net income of $685,668 for the nine months ended September 30, 2012 as compared to a loss of $1,000,085 for the same period of 2011. Adjustments to reconcile the net loss to cash provided by operating activities included zero dollars for imputed interest for the nine months ended September 30, 2012 as compared to $924,279 for the same period of 2011. Depreciation and amortization increased to $385,824 for the nine months ended September 30, 2012 compared to $383,140 for the corresponding period in 2011.

Changes in operating assets and liabilities included an increase in accounts receivable from $270,276 at December 31, 2011 to $699,262 at September 30, 2012.  Prepaid expenses increased from $678,528 to $2,517,792 for the nine month period of 2012, as we increased our advance to purchase new machinery and parts, construction projects, and packing materials for products. The Company is planning for expansion of its business to accommodate demand as well as new products development.

Our accounts payable and accrued expenses increased from $1,215,285 and $352,964 at December 31, 2011 to $1,955,023 and $492,661 as of September 30, 2012, respectively. As our sales orders increased, we received more advance payment from our customers as our deferred revenue increased from $2,785,391 at December 31, 2011 to $4,393,946 on September 30, 2012. Changes in other liabilities, such as others payable and taxes payable were minimal.

As a result, net cash provided by operating activities was $216,627 and $163,548 for the nine months ended September 30, 2012 and 2011, respectively.

Investing Activities

Net cash used in investing activities was $165,297 for the nine months ended September 30, 2012 compared to net cash used in investing activities of $2,197,342 for the corresponding period in 2011. The decrease was primarily attributed to the payments for purchase of land use right in 2011. The Company has $391,368 of construction in progress at September 30, 2012.

Financing Activities

Net cash provided by financing activities were $0 and $939,826 for the nine months ended September 30, 2012 and 2011 respectively. For the nine months ended September 30, 2011, the Company had obtained financing from its related parties as working capital in the amount of $1,726,651. The Company has reduced its dependence on related party financing as it increases its revenues to cover the expenses. The Company also repaid $768,520 of bank loans.

Cash at September 30, 2012 and December 31, 2011 was $1,025,420 and $968,370, respectively. The Company had working capital of $2,777,639 at September 30, 2012 as compared to $1,945,551 at December 31, 2011.

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

Related Parties Transactions

The Company has generated sales revenues from related parties in the amount of $1,288,307 and $1,099,422 for the nine months ended September 30, 2012 and 2011, respectively.

The Company has outstanding accounts receivables from related parties in the amount of $4,547 and $66,981 at September 30, 2012 and December 31, 2011, respectively.

The Company has outstanding deferred revenues related to related parties in the amount of $2,184,677 and $644,753 at September 30, 2012 and December 31, 2011, respectively.

Critical Accounting Policies

Information regarding significant accounting standards is included in Note 3 to the accompanying Consolidated Financial Statements.

Off-Balance Sheet Arrangements

As of September 30, 2012, the Company did not have any other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2012.

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

CHINA DU KANG CO., LTD.
(Registrant)

Date: November 21, 2012	By:	/s/ Wang Yong Sheng, President
Wang Yong Sheng,
President
(Chief Executive Officer)

Date: November 21, 2012	By:	/s/ Liu Su Ying, CFO
Liu Su Ying,
Chief Financial Officer
(Principal Accounting Officer)