Form 10-K
period 2012-12-31
CHINA DU KANG CO. LTD.
filed 2013-04-16
CIK 1472635

U.S. Securities and Exchange Commission
Washington, D.C. 20549
_________________________

FORM 10-K
_________________________

☒	Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2012

☐	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

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

Common Stock, $.001 par value
(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark whether Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 if Regulation S-K (229.405 of this Chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)
Accelerated filer	☐
Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act). Yes ☐   No ☒

The aggregate market value of the registrant's voting common equity held by non-affiliates was $4,354,190 by reference to the price at which the common equity was last sold, which was $0.05 on February 28, 2013.

Number of shares of common stock, par value $.001, outstanding as of April 15, 2013 : 100,113,791

DOCUMENTS INCORPORATED BY REFERENCE

None

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-K under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussions under "Notes to Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in this Form 10-K. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them.

PART I

ITEM 1.	BUSINESS

China Du Kang Co., Ltd (“Du Kang” or the “Company”) was incorporated as U.S. Power Systems, Inc., in the State of Nevada on January 16, 1987. On or about June 8, 2006 the Company’s name was changed to Premier Organic Farms Group, Inc. On or about November 30, 2006 the name was changed to Amstar Financial Holdings, Inc. (“AFLH”). On or about March 18, 2008 the name was changed to its current name of China Du Kang Co., Ltd. with its corporate charter still residing in Nevada. The Company changed its fiscal year ending from September 30 to December 31 in February 2008.

Overview

The Company had been engaged in the business of providing various financial services since its incorporation. The Company was not successful and discontinued the majority of its operation by December 31, 2007.

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

This transaction was accounted for as a reverse merger, since the shareholders of Merit own a majority of the outstanding shares of the Company’s common stock immediately following the share exchange. Merit is deemed to be the acquirer in the reverse merger. Consequently, the assets, liabilities and thistorical operations that are reflected in the consolidated financial statements for periods prior to the share exchange are those of Merit and its subsidiaries and are recorded at the historical cost basis. After completion of the share exchange, the Company‘s consolidated financial statements include the assets and liabilities of both Du Kang and Merit, the historical operations of Merit and the operations of the Company and its subsidiaries from the closing date of the share exchange.

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

Baishui Dukang and Brand Management are the two affiliated companies that are engaged in business operations. Du Kang, Merit, Huitong, and Xidenghui are holding companies, whose business is to hold an equity ownership interest in Baishui Dukang and Brand Management. All these affiliated companies are hereafter referred to as the "Company." Currently the Company is principally engaged in the business of production and distribution of distilled spirits with the brand name of “Baishui Dukang.” The Company also licenses the brand name to other liquor producers. The Company's structure is summarized in the flow chart found in Note 1 to the Consolidated Financial Statements.

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

Current Operations

Hong Kong Merit Enterprise Limited (“Merit”), a Hong Kong holding company, wholly owns Shaanxi Huitong Food Development Co., Inc. (“Huitong”), a PRC holding company, which majority owns Shaanxi Xidenghui Technology Stock Co., Ltd.(“Xidenghui”), which in turn majority owns Shaanxi Bai Shui Du Kang Liquor Co., Ltd. (“Bai Shui Du Kang”) and Shaanxi Bai Shui Du Kang Brand Management Co., Ltd.(“ Brand Management”).

On or about January 31, 2008, Merit purchased a majority interest in Amstar Financial Holdings, Inc. (formerly AFLH) in a reverse merger. The Company’s new name is China Du Kang Company Limited now listed as CDKG.

On the date of the reverse merger, Xidenghui’s registered capital was $19,485,320 (RMB 161,280,000) and Merit owed 98.24% of Xidenghui. On October 1, 2011, Xidenghui increased it registered capital to $ $23,901,671 (RMB 189,174,108) and Merit owns 83.75% Xidenghui.

Shaanxi Xi Deng Hui Stock Co. Ltd. holds

●	90.51% and controls Shaanxi Bai Shui Du Kang Liquor Co., Ltd., and holds
●	70% Shaanxi Bai Shui Du Kang Brand Management Co., Ltd.

Principal Products

The Company manufactures, sells, licenses and distributes a proprietary line of white wines that are generally known in China under the heading Du Kang. The largest sellers are currently collections called the “Baishui Dukang” series, the Thirteen Dynasties series and Jiu Zu Gong.

Du Kang is a generic description, like “vodka” or “merlot” and is one of the most famous Chinese white wine brands. The Company’s subsidiaries Shaanxi Bai Shui Du Kang Liquor Co. Ltd and Shaanxi Bai Shui Du Kang own the “Bai Shui Du Kang” brand, while another subsidiary, owns three brands:

●	Bai Shui Du Kang
●	Thirteen Dynasties and
●	Jiu Zu Gong.

At present, Du Kang has 6,000 ton production capacity per year including (brewing and packaging). Liquor products unit prices range from $2.00 to $150.00. Our Du Kang Liquor products are sold in most cities in China. In northeast, north, south coastal region and middle areas of China we sell liquor through long-term liquor distributors. In Shaanxi province we sell liquor to agent stores in Xi’an, Bai Shui, Hua yin, Han Cheng, Fu Ping Pu Cheng, Da Li, Wei Nan city. Throughout China, the Du Kang market sales, awareness and brand image is broadening.

Through its subsidiaries in China, the Company sells and develops new and additional liquors, liquor raw materials, deep processing of agricultural and sideline products and research and development of high-tech products and brewing methods. We were the first company, in cooperation with the Chinese Academy of Sciences, to ship Du Kang yeast and grain aboard #3 and #7 Shenzou spaceflights for a series of scientific experiments designed to improve yield and flavors. No newly developed products have entered the market since 2008. We are currently focusing on expanding distribution of existing brands so we have devoted only minimal resources to research and development activities in the past two years.

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

We derive our revenue from following three ways:

●	Sales of liquor within China generally through long-term liquor distributors (“distributor”).
●	Fees from agent liquor stores/retailers (“agent”)
●
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

1.
The Company’s distribution agreements grant the distributor the exclusive right to distribute the Company’s products within a defined territory. Each distributor agreement provides an area within the PRC that is exclusive to the distributor for a 5-year exclusive period. Each Distributor Agreement specifies the Du Kang products that are to be sold, with the Thirteen Dynasties series being the most prevalent. Pricing of the products is according to the China Du Kang pricing policies. Terms include account settlement procedures, duties pertaining to licenses, packaging and sales conduct. The distributors are required to provide reports, protect the trademarks and copyrights and dispute resolution procedures.

2.
The Company’s agency agreements grant the agent the exclusive right to sell the Company’s products within a defined territory. The agency agreements grant an agent to exclusively sell particular products of the Company in exchange for a pre-determined royalty. The Royalty payments for agency agreements range from $44,000 to $126,000 in 2012 and 2011. The Company will produce specific liquors for sale stated under the terms of the agency agreement, and the agent has the exclusive right to sell certain products as designated by the agreement. The agreement does not private label the specific products, but we agree that we will not sell those products through our distributors or other arrangements. The agency agreement does not entitle the agent to sell any other China Du Kang products other than the specific products that are subject to the Agency agreement. For agency agreements last for one year and may be renewed annually. The agent must pay an upfront fee that varies from product to product and the agent must minimum sales requirements during the term of the agreement.

3.
The Company’s licensing agreements grant the licensee a non-exclusive right to use the Company’s trademarks, logos, and brand names in connection with the development, marketing, and sale of the licensee’s independently manufactured products. The licensing agreements grant a license to use the Company’s trademarks in exchange for a pre-determined royalty. The Royalty payments for licensing agreements ranged from $131,000 to $190,000. Licensing agreements typically date back to a period before the current Company acquired the assets and essentially continues the rights of certain third parties to market products using the China Du Kang name, patterns, logos, trademarks and other proprietary assets for sub-branding of products. Licensing agreements are for specific zones with the PRC and may overlap territories that are included in other agreements. Each agreement specifies the products covered, types of uses permitted, and the method and scope of sub-branding. The Agreements cover sales literature, pricing, quality controls and standards for packaging.

Our major customers are disclosed below:

			For the Year Ended December 31,
			2012		2011
	Major	Type of		Percentage of		Percentage of
	Customers	Customer	Revenue	Total Revenue	Revenue	Total Revenue
*	Shaanxi Dukang Group Co., Ltd.	Distributor	$1,764,543	34.76%	$1,474,019	47.69%
*	Shaanxi Baishui Dukang Shiye Co., Ltd.	Distributor	16,008	0.32%	247,012	7.99%
	Xinhui Shanghang Co., Ltd.	Distributor	541,798	10.67%	-	-
	Sanhe Commercial Trading Co., Ltd.	Distributor	393,068	7.74%	-	-
	Ms. Xiaoyan Shi	Agent	-	-	204,737	6.62%
	Mr. Anxian Xie	Agent	-	-	175,488	5.68%
	Ms. Sue Dong	Agent	-	-	170,614	5.52%
	Total		$2,715,417	53.49%	$2,271,869	73.51%

We derive revenue from distributors, licensees, and agents as following:

	For the Year Ended
	2012		2011
		Percentage		Percentage
		of Total		of Total
Type of Customer	Revenue	Revenue	Revenue	Revenue
Distributor	$4,762,164	83.57%	$1,943,864	62.89%
Licensee	243,942	4.32%	293,821	9.51%
Agent	638,202	11.31%	853,069	27.60%
	$5,076,665	100.00%	$3,090,754	100.00%

We derive revenue from PRC region as further disclosed in the following:

	For the Year Ended
	2012		2011
		Percentage		Percentage
		of Total		of Total
Name of Province	Revenue	Revenue	Revenue	Revenue
Shaanxi Province	$3,352,304	59.39%	$2,777,434	89.86%
Henan Province	0	0%	87,744	2.84%
Shandong Province	117,355	2.08%	50,575	1.64%
Hebei Province	0	%	23,886	0.77%
Anhui Province
Hubei Province	126,585	2.24%	126,742	4.10%
Gansu Province
Zhejiang Province
Heilongjiang Province
Shanxi Province	131,860	2.34%	23,383	0.79%
Shanxi Province	189,594	3.36%	23,383	0.79%
Other location	1,004,915	19.80%	0	0%

	$5,076,665	100.00%	$3,090,754	100.00%

Competitive Business Conditions

While management is pleased at the progress of the distribution of its Du Kang liquors, it remains a relatively insignificant participant in the liquor and beverage industry. Many of our competitors are larger and have significantly more financial resources. We were recently awarded inclusion in China’s top 500 large and medium sized beverage manufacturers. An article in the April 15, 2009 edition of “The Atlantic”magazine (Risen,The Atlantic, April 15, 2009) reported that “Maotai,” a “baijiu” type of white liquor that is competitive, was the largest selling liquor in the world. The article notes that Maotai is somewhat expensive – the bottle tested cost $115 USD, smells of ammonia, and has a bitter taste.

Both a February, 2010, issue of the newspaper China Daily (Qingfen and Yue,China Daily, February 2, 2010) also noted that "Moutai and Wuliangye,” two higher end liquors were selling briskly, Both Moutai and Wuliangy are products that compete with the Company’s liquors. The article quoted a report from a China investment firm that said,

“In 2010, China's high-end liquor (wine and spirit) consumption will grow by more than "30 percent" from a year earlier, higher than the liquor market as a whole, which will see a "20 to 25" percent rise.”

The Company believes that its Du Kang series is positioned well against the larger sellers and should enjoy increased sales if the liquor market overall improves as expected.

Sources and Availability of Raw Materials

The raw material needed in our production is mainly grain. The Company purchases sorghum from farmers in the northeast and other wholesalers. While its price fluctuates in response to market conditions, availability has never been an issue. In addition, the Company expects to enter into a contract of quota system for the production by local farmers to purchase some of the other required raw materials such as wheat and corn.

Dependence on Major Customers

Shaanxi Dukang Group Co., Ltd., accounted for approximately 34.8% of the sales of our products for the year ended December 31, 2012. Shaanxi Dukang Group Co., Ltd., accounted for approximately 47.7% of the sales of our products for the year ended December 31, 2011.

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

Dependence on Major Suppliers

We rely on a limited number of suppliers for our component parts and raw materials. Although there are many suppliers for each of our component parts and raw materials, we are dependent on a limited number of suppliers for many of the significant components and raw materials. This reliance involves a number of significant potential risks, including:

●	lack of availability of materials and interruptions in delivery of components and raw materials from our suppliers;
●	manufacturing delays caused by such lack of availability or interruptions in delivery;
●	fluctuations in the quality and the price of components and raw materials, in particular due to the petroleum price impact on such materials; and
●	risks related to foreign operations.

We generally do not have any long-term or exclusive purchase commitments with any of our suppliersHunan Xinshiji Taochi Co., Ltd., Hunan Liling Liangyou Geramacs Co., Ltd., and Mr. Jianguo Wang each accounted for 5.00%, 8.90%, and 5.31%, respectively, of our purchases of components for our products for the year ended December 31, 2011.

Hunan Xinshiji Taochi Co., Ltd., Hunan Fengling Liangyou China Co., Ltd., Shanxi Wenxiyingfa Glass Co., Ltd., and Yuncheng Aofeng Glass Co., Ltd. each accounted for 29.7%, 9.8%, 9.4% and 10.9%, respectively, of our purchases of components for our products for the year ended December 31, 2012.

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

Regulation

We are currently regulated by People’s Government of Shaanxi Province approved Business License, Organization Code of PRC. We have obtained and maintain China Manufacture Certificate, Sanitation License and Food Security permits for Shaanxi Bai Shui Du Kang Liquor Co., Ltd.

The greatest impact of government regulation for our business is the change of tax policy. In China, white spirit production belongs to a traditionally high tax industry. However, the Company’s location, Bai Shui county, is rated as a national level poor county. The Company is considered to be a pillar enterprise and major enterprise tax payer in Bai Shui county.

Employees

The Company currently has 192 full time employees. During peak seasons, the Company hires temporary workers and typically has approximately 250 part time employees during these periods. The Company currently has no part time employees.

All officers and directors except Liu Su Ying are employed on a full time basis and devote their full time of at least 40 hours per week to the Company. Ms. Liu devotes approximately 70% of her time each week to the Company as its CFO.

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

In recent years, the Company has refurbished its production equipment, factory, building, boiler, water line, electricity as well as air, to improve its efficiency. In addition, the Company has invested in recovery processing of the distiller’s grains produced in liquor-making, in order to produce the fodder.

ITEM 1A.	RISK FACTORS

RISKS RELATED TO OUR BUSINESS

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

THERE IS CURRENTLY NO SUBSTANTIAL MARKET FOR OUR COMMON STOCK AND NO ASSURANCE THAT ONE WILL DEVELOP.

There is currently on an extremely limited trading market for our shares of Common Stock, under the symbol “CDKG.” We are filing this information partly to provide such information to the public although there can be no assurance that a more substantial market will ever develop or be maintained. Any market price for shares of our Common Stock is likely to be very volatile, and numerous factors beyond our control may have a significant adverse effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may also adversely affect the market price of our Common Stock. Further, there is no correlation between the present limited market price of our Common Stock and our revenues, book value, assets or other established criteria of value. The present limited quotations of our Common Stock should not be considered indicative of the actual value of the Company or our Common Stock.

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

IF A MARKET DEVELOPS FOR OUR SECURITIES, IT COULD BE VOLATILE AND MAY NOT APPRECIATE IN VALUE.

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

For more than a decade the exchange rate for the Renminbi (“RMB”) was pegged against the United States dollar leaving the exchange rates relatively stable at roughly 8 RMB for 1 US Dollar. The Chinese government announced in 2005 that it would begin pegging the Renminbi exchange rate against a basket of currencies, instead of relying solely on the U.S. dollar. This has recently caused the dollar to depreciate as against the RMB. As of December 31, 2012, the rate was 6.31610 RMB for 1 US Dollar. Since all of our expected operations are in China, significant fluctuations in the exchange rate may materially and adversely affect our revenues, cash flow and overall financial condition.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES.

Total depreciation expense was $450,503 and $471,809 for the years ended December 31, 2012 and 2011, respectively. The property, plant and equipment shown in the following chart are those held directly by the Company and the remaining properties are owned per a capital lease.

	December 31,	December 31,
	2012	2011

Building and warehouses	$3,185,704	$3,274,587
Machinery and equipment	2,278,147	2,306,197
Office equipment and furniture	281,718	191,972
Motor vehicles	373,732	370,878
Leased assets	2,561,674	2,457,187
Total	8,680,975	8,600,821
Less: Accumulated depreciation	(4,821,423)	(4,460,944)
	3,859,552	4,139,877
Add: Construction in progress	385,744	311,792
Total property, plant and equipment, net	$4,245,296	$4,451,669

Leased Assets

On March 4, 2002, Baishui Dukang signed a lease agreement with Shaanxi Sanjiu Dukang Liquor Production Co., Ltd ("Sanjiu"), pursuant to which Baishui Dukang agreed to lease the liquor production facility of Sanjiu, including all the fixed assets and the piece of land that the fixed assets attached, for a period of 20 years, which was latterly extended to 30 years. On February 3, 2005, Sanjiu was acquired by Shannxi Baishui Dukang Liquor Development Co., Ltd, an affiliate of the Company. On April 30, 2005, Baishui Dukang signed a complementary lease agreement with Shannxi Baishui Dukang Liquor Development Co., Ltd, pursuant to which Baishui Dukang agreed to continue to lease the liquor production facility for the rest of the original 30-year period. Baishui Dukang also agreed to pay $362,450 (RMB 3,000,000) to the local government to continue the lease and to absorb the pension and unemployment insurance expenses of Sanjiu's original employees. All the pension and unemployment insurance payments were to be made directly to the local China Social Security Administration to satisfy all of the pension and unemployment insurance expenses that were required in connection with the original Sanjiu employees.

Pursuant to the lease agreement, Baishui Dukang is required to absorb the pension and unemployment insurance expenses of Sanjiu's original employees until they all reach their retirement age. Pursuant to the applicable laws in PRC, male employees retire when they reach 60 years old, while female employees retire when they reach 55 years old. Accordingly, Sanjiu’s original employees will gradually retire until Year 2032. The pension and unemployment insurance expenses are based on a certain percentage of the employees’ gross payroll. The percentage may be changed as the applicable law is amended. In practice, the expenses can be based on the local average salary published by the local government. Over the life of the lease, Management anticipates the percentage will remain the same while the local average salary will increase 4% annually. The number of employees for which we need to absorb pension and unemployment insurance expenses will gradually decrease as Sanjiu’s original employees reach their retirement ages. To the best of our estimation, we anticipate the future payment for pension and unemployment insurance expenses for Sanjiu’s original employees as rental payments as follows:

Year	Pension Insurance Expense					Unemployment Insurance Expense					Total		Present Value as of December 31, 2012 (the incremental interest rate is 8%)
	Province average salary (RMB)	Annual increase rate	Percentage	No. of employees	Estimated pension insurance expense (RMB)	City average salary (RMB)	Annual increase rate	Percentage	No. of employees	Estimated pension insurance expense	USD$1.00=RMB6.31610 @12/31/2012
											(RMB)	(USD)	(RMB)	(USD)
2013	15,505	4%	20%	282	874,483	12,351	4%	2.50%	282	87,078	961,561	152,240	706,776	130,521
2014	16,125	4%	20%	268	864,312	12,846	4%	2.50%	268	86,065	950,377	150,469	646,811	119,447
2015	16,770	4%	20%	258	865,344	13,359	4%	2.50%	258	86,168	951,512	150,649	599,614	110,731
2016	17,441	4%	20%	244	851,123	13,894	4%	2.50%	244	84,752	935,875	148,173	546,074	100,844
2017	18,139	4%	20%	228	827,124	14,449	4%	2.50%	228	82,362	909,486	143,995	491,367	90,741
2018	18,864	4%	20%	215	811,162	15,027	4%	2.50%	215	80,772	891,935	141,216	446,189	82,398
2019	19,619	4%	20%	199	780,828	15,629	4%	2.50%	199	77,752	858,580	135,935	397,689	73,442
2020	20,404	4%	20%	173	705,963	16,254	4%	2.50%	173	70,297	776,260	122,902	332,925	61,482
2021	21,220	4%	20%	148	628,103	16,904	4%	2.50%	148	62,544	690,647	109,347	274,265	50,649
2022	22,068	4%	20%	135	595,849	17,580	4%	2.50%	135	59,332	655,182	103,732	240,909	44,489
2023	22,951	4%	20%	113	518,698	18,283	4%	2.50%	113	51,650	570,348	90,301	194,181	35,860
2024	23,869	4%	20%	102	486,933	19,015	4%	2.50%	102	48,487	535,420	84,771	168,787	31,170
2025	24,824	4%	20%	77	382,290	19,775	4%	2.50%	77	38,067	420,357	66,553	122,698	22,659
2026	25,817	4%	20%	52	268,497	20,566	4%	2.50%	52	26,736	295,233	46,743	79,792	14,735
2027	26,850	4%	20%	41	220,167	21,389	4%	2.50%	41	21,923	242,091	38,329	60,583	11,188
2028	27,924	4%	20%	25	139,618	22,244	4%	2.50%	25	13,903	153,521	24,306	35,573	6,569
2029	29,041	4%	20%	18	104,546	23,134	4%	2.50%	18	10,410	114,957	18,201	24,664	4,555
2030	30,202	4%	20%	12	72,485	24,059	4%	2.50%	12	7,218	79,703	12,619	15,834	2,924
2031	31,410	4%	20%	6	37,692	25,022	4%	2.50%	6	3,753	41,446	6,562	7,624	1,408
2032	32,667	4%	20%	1	6,533	26,023	4%	2.50%	1	651	7,184	1,137	1,224	226
Total					10,939,256					1,089,290	12,028,546	1,903,233	6,176,988	1,119,124

The manufacturing facility of the Company is Shaanxi Bai Shui Du Kang Liquor Co., Ltd. The plant is located in South of Dukang Street, Town of Dukang, Baishui County, the city of Weinan, Shaanxi Province, 715600.

Much equipment is used in our manufacturing process. The main equipment is as follows:

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Trading Market for Common Equity

Our common stock is currently quoted on the OTCQB tier of the OTC Markets Group under the trading symbol “CDKG.” The OTCQB is an inter-dealer quotation and trading system and only market makers can apply to quote securities on the OTCQB. Trading in our common stock on the OTCQB has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

The following table sets forth the high and low sale prices for our common stock as reported on Nasdaq.com for the periods indicated.

		COMMON STOCK
CALENDAR YEARS	QUARTER ENDED	HIGH	LOW
2012	March 31	$0.03	$0.004
	June 30	0.05	0.03
	September 30	0.06	0.04
	December 31	0.10	0.05

2011	March 31	$0.06	$0.01
	June 30	0.02	0.003
	September 30	0.03	0.004
	December 31	0.03	0.004

Dividends

We have never paid a cash dividend on our common stock. The payment of dividends may be made at the discretion of our Board of Directors, and will depend upon, among other things, our operations, capital requirements, and overall financial condition. There are no contractual restrictions on our ability to declare and pay dividends.

Number of Holders

As of April 15 2013, we had 9,778 common shareholders of record.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None

Transfer Agent

Our transfer agent is Island Stock Transfer, Inc. located at 100 Second Avenue South, Suite 705S St. Petersburg, Florida 33701

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

The following is management’s discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying financial statements, as well as information relating to the plans of our current management and should be read in conjunction with the accompanying financial statements and their related notes included in this Report. References in this section to “we,” “us,” “our,” or the “Company” are to the business of China Du Kang Co., Ltd. and its subsidiaries.

This Report contains forward-looking statements. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expects,” “intends,” “estimates,” “continues,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Report or other reports or documents we file with the SEC from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

OVERVIEW

China Du Kang Co., Ltd (“China Du Kang” or the “Company”) was incorporated as U.S. Power Systems, Inc., in the State of Nevada on January 16, 1987. On or about June 8, 2006 the Company’s name was changed to Premier Organic Farms Group, Inc. On or about November 30, 2006 the name was changed to Amstar Financial Holdings, Inc. (“AFLH”). On or about March 18, 2008 the name was changed to its current name of China Du Kang Co., Ltd. with its corporate charter still residing in Nevada. The Company changed its fiscal year ending from September 30 to December 31 in February 2008.

The Company’ operations currently consist of sales of a line of proprietary liquors known generally in China as the Baishui Dukang series. These are clear liquors sold under a variety of trade names including Thirteen Dynasty, Jiu Zu Gong and Baishui. The Company’s products are sold mostly in larger urban areas in China through three long term marketing agreements.

We manufacture products for distribution under certain labels that are proprietary to the Company and which are also distributed through agencies. We also permit third parties to manufacture similar products under distinguishable names.

We authorize liquor manufacturers who comply with our requirements to use certain sub brand names of “Baishui Dukang” to process the production of liquor and to sell to customers within a designated area in a certain period of time. The amount of licensing fee varies based on the sales territory and the number of sub brand names. We generally collect the entire licensing fee when the licensing contract is executed, and then recognize licensing fee revenue over the beneficial period described by the contract, as the revenue is realized or realizable and earned. We also authorize liquor stores who comply with our requirements to exclusively sell certain sub brand names of “Baishui Dukang” products within the designated area in a certain period of time. The amount of agency fee varies based on the sales territory and the number of sub brand names. We generally collect the entire agency fee when the agency contract is executed, and then recognize agency fee revenue over the beneficial period described by the contract, as the revenue is realized or realizable and earned

The company’s annual income increased from $3,090,754 in 2011 to $5,076,665 in 2012, which included $2,299,176, or a 118.3% increase in sales of liquor, and $(313,265), or 27.3% decrease in license fees.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31 2012 AND DECEMBER 31, 2011

REVENUES

Gross revenues improved from $3,090,754 to $5,076,665 for the years ended December 31, 2011 and 2012 respectively due primarily to the increase in sales of liquor. We recognize revenue when the earning process is complete which generally occurs when products are shipped, both title and the risks and rewards of ownership are transferred, or services have been rendered and accepted, the selling price is fixed or determinable, and collectability is reasonably assured. We do not provide unconditional rights of return and other concessions to our customers. Sales returns and other allowances have been immaterial in our operation.

The amount revenues increased was $1,985,911 or 64.3%, which was attributable to an increase in sales of liquor where we to expanded our sales strategy. Sales of liquor improved $2,299,176, or 118.3% from $1,943,864 for the year ended December 31, 2011 to $4,243,040 for the year ended December 31, 2012. We expect to continue to expand our customer base for liquor as we increase our marketing and selling effort.

License fees decreased from $1,146,890 for the year ended December 31, 2011 to $833,625 for the year ended December 31, 2012, representing a decrease of $313,265, or 27.3%. License fees include fees payable by our licensees and agents. The decrease resulted from our modification of business strategy to emphasis increasing the sale of liquor to more customers especially third party customers in 2012.

The breakdown for sales revenues for related parties and non-related parties as follows:

		For the Year Ended
		December 31,
		2012	2011
	Related Party	40.3%	88.5%
Distributor	Third Party	59.7%	11.5%
		100%	100%

	Related Party	-%	-%
Licensee	Third Party	100%	100%
		100%	100%

	Related Party	-%	-%
Agent	Third Party	100%	100%
		100%	100%

GROSS MARGIN

The overall gross margin for the year ended December 31, 2012 was 49.7% as compared to 49.5% for the comparable period of 2011. Gross margin on sales of liquor was 39.8% for the year ended December 31, 2012, representing an increase of 102.8%, compared to gross margin of 19.6% for the comparable period in 2011. The significant increase in gross margin resulted from the increase of sales to unrelated third party customers as we modified our sales strategy and mission in 2012.

		For the Year Ended				For the Year Ended
		December 31, 2012				December 31, 2011
		Revenue	Costs of sales	Gross Profit	Gross Profit %	Revenue	Costs of sales	Gross Profit	Gross Profit %
	Related Party	1,918,595	1,595,242	323,353	16.85%	1,721,030	1,499,806	221,224	17.01%
Distributor	Third Party	2,324,445	958,460	1,365,985	58.76%	222,834	62,394	160,440	72.00%
	Subtotal	4,243,040	2,553,702	1,689,338	39.81%	1,943,864	1,562,200	381,664	19.63%

	Related Party	-	-			-	-
Licensee	Third Party	243,941	-	243,941	100%	293,821	-	293,821	100%
	Subtotal	243,941	-	243,941	100%	293,821	-	293,821	100%

	Related Party	-	-			-	-
Agent	Third Party	589,684	-	589,684	100%	853,069	-	853,069	100%
	Subtotal	589,684	-	589,684	100%	853,069	-	853,069	100%
	Total	5,076,665	2,553,702	2,552,963	49.45%	3,090,754	1,562,200	1,528,554	49.45%

OPERATING EXPENSES

Total operating expenses increased from $1,104,778 for the year ended December 31, 2011 to $1,788,477 for the year ended December 31, 2012, representing an increase of $683,699 or approximately 61.9%. The increase in operating expenses was largely due to the increase in selling expenses of $185,406 as well as general administrative expenses of $498,293.

Selling expenses increased $185,406 or 107.7% from $172,179 in the year ended December 31, 2011 to $357,585 for the year ended December 31, 2012. The increase is due to a significant increase of $175,068 in promotion expenses from $69,143 in the year ended December 31, 2011 to $244,211 for the same period in 2012, as the Company was providing various sales promotions such as giveaways to consumers to try and test our products. We continued our spending on various media advertising to create awareness of our Company's product and brand name. Advertising expense for the years ended December 21, 2012 and 2011 were $74,350 and $88,896, respectively.

Our general and administrative expenses increased from $932,599 for the year ended December 31, 2011 to $1,430,892 for the year ended December 31, 2012. The increase was largely attributed to the increase of $115,925 in salaries and wages from $323,861 for the year ended 2011 to $439,786 for the same period in 2012. As we expand our operations, we expect our payroll related expenses to increase in the short term.

For the year ended December 31, 2012, we recognize bad debt expense of $215,494 as compared to $0 for the same period in 2011. We started to increase our sales to unrelated third party in 2011 and as a result we have estimated an allowance for uncollectibles of customers accounts receivable.

Other general and administrative expenses that increased over the year include office expenses, repair and maintenance, and travel and entertainment which resulted in total increase of $186,555.

OTHER INCOME AND EXPENSES

We have incurred total interest expense and imputed interest expense of $32,194 and $985,231 for the years ended December 31, 2012 and 2011, respectively. The decrease in interest expense was primarily due to the decrease in the interest expenses related to bank loans and imputed interest expenses related to the related parties’ loans for working capital purposes. We have repaid our bank loans and converted the related parties' debt into equity in the year ended 2011.

In 2012, we also received $273,741 from the local government as a subsidy to encourage growth and expansion of our business in the local area of China.

INCOME/LOSS FROM OPERATIONS

The Company experienced income from operations of $968,950 in the year ended December 31, 2012 and a net income of $924,661, which reflects an improvement of $1,520,304 in the year ended December 31, 2012. The improvement was attributable to an increase in gross profit from $1,528,554 to $2,522,963 from the year ended December 31, 2011 to 2012 resulting from the increase in sales to third parties at a higher gross margin. The Company expects that sales to third parties will continue to grow gradually over the next few years.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

	For the year ended December 31, 2012	For the year ended December 31, 2011
Net Cash provided by Operating Activities	$15,627	$291,103
Net Cash used in Investing Activities	$(210,434)	$(2,301,145)
Net Cash provided by (used in) Financing Activities	$(99,603)	$942,579
Net Increase (Decrease) in Cash	$(294,410)	$(1,067,463)

Net cash provided by operating activities in 2011 was $291,103, as cash provided by operating activities was $15,627 for year ended December 31, 2012. The Changes were primarily due to the increase in inventory of $1,647,197, accounts receivable of $484,225. We have increased our inventory due to new business model developed in 2011 and our accounts receivable increased resulted from increase sales to unrelated third party. We also decreased our accounts payables, accrued liabilities, and other liabilities by an amount of $242,510.

Cash flows used in investment activities decreased from $2,301,145 to $210,434 for the years ended December 31, 2011 and December 2012, respectively. We purchased land used right of $1,988,380 for our manufacturing facility in 2011.

Net cash provided by financing activities for the years ended December 31, 2012 and 2011 were $1,421,284 and $942,579, respectively. The majority of the change was attributed to net proceeds of our related parities loan of $1,674,848 with an offset of our repayment to such loans of $253,564.

Working Capital

	At December 31, 2012	At December 31, 2011
Current Assets	$9,456,149	$7,254,737
Current Liabilities	$6,470,431	$5,309,183
Working Capital (Deficit)	$2,985,718	$1,945,554

Total assets at the periods ending 2012 and 2011 were $17,608,341 and $15,626,040, respectively. Total current assets increased for the same periods from $7,254,737 to $9,456,149, which was primarily attributable to the increase of inventory and prepaid expenses.

Property, plant and equipment increased slightly from $4,451,669 at December 31, 2011 to $4,245,296 at December 31, 2011. For the same respective periods long term investment increased slightly from $1,885,399 to $1,899,907 due to the changes in currency exchange rate.

Total liabilities increased from $6,156,606 at December 31, 2011 to $7,240,447 at December 31, 2012, as we increased our loans from related parties of $1,657,840 for working capital. Meanwhile, we also decreased our accounts payables, accrued expense, and other payables by paying $225,073 to our suppliers and creditors in 2012.

We have cash of $681,702 and $968,370 at December 31, 2012 and 2011, respectively. We believe that we have sufficient cash to fund operations for approximately 12 months assuming that sales and margins remain constant.

Our liquidity is dependent upon the continuation of and expansion of our operations, receipt of revenues and additional infusions of capital provided by equity and debt financing. Management believes that the current program of sales through distributorship agreements will improve throughout 2013 and that margins overall will continue to improve thereby. Demand for our products is dependent on market acceptance of our liquor and conditions in the liquor and general beverage markets, and general economic conditions. All of our products are currently sold in the Peoples Republic of China and are heavily dependent on the economy, exchange rates, and consumption habits within the Peoples Republic of China. Many of these factors are cyclical and beyond the control of management.

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

Loans from these related-parties are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. Accordingly, we have not paid any interest for these loans, as more fully disclosed in the footnotes to our consolidated financial statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Our significant accounting policies are summarized in Note 3 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

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

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. Under this standard, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. For the Company, this ASU is effective beginning January 1, 2013, and interim periods within those annual periods. The adoption of this standard is not expected to have an impact on the Company’s financial results or disclosures.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)	Financial Statements

The information required by this Item is submitted as a separate section of this Report commencing on page 37, attached hereto.

(b)	Supplementary Data

None

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.	CONTROLS AND PROCEDURES

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

As of the end of the period covered by this Annual Report on Form 10-K, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2012.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that as of December 31, 2012, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in the our internal control over financial reporting that occurred during during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth the names, ages, and positions of our executive officers and directors. Executive officers are appointed by our Board of Directors. Under the Bylaws of the Company, directors are elected at each annual meeting of the stockholders and serve until a successor has been duly elected and qualified except upon death, resignation, or removal. Vacancies on the Board of Directors may be filled by appointment by the remaining directors until the next shareholder meeting.

NAME	AGE	TITLE	DATE OF APPOINTMENT	PERCENT OF TIME DEVOTED
Wang, Yongsheng	41	President and Chief Executive Officer	January 5, 2008	100%
Liu, Su Ying	63	Chief Financial Officer	January 5, 2008	70%
Nie, Fen Ying	48	Director	January 5, 2008	100%

Wang Yongsheng, 41, Preisdent and Chief Executive Officer

Mr. Wang studied EMBA in Xi’an Jiao Tong University, and obtained his degree. He served as the purchasing and supplying manager and the vice producing director of Xi Deng Hui Alcohol Co. Ltd. in 1996. He left the prior position and held the post of the vice general manager of Du Kang Liquor Limited Liability Company in 2002. In 2004, he was promoted to be the Chairman of Du Kang Liquor Limited Liability Company and he is still the chairman of that company. On February 18, 2008, Mr. Wang was appointed to be the Chief Executive Officer of China Dukang Co., Ltd. and has continued in that position since his appointment.

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

Liu Su Ying, 63, Chief Financial Officer

Ms. Liu passed the Adult Self-Study Examination in Shaanxi from 1987 to 1990 major in Accounting.

Ms. Liu is a certified public accountant in the PRC, having passed her examination in 1990. Since that time she has been continuously engaged in various accounting positions. She became familiar with US GAAP while preparing reports for those companies, leading to her selection as the Company’s CFO in 2008.

From 1990 to 1998 she was deputy section chief of accounting department of Shaanxi Wei Nan Textile Factory. From1999 to 2001 she worked in Shaanxi Hui Huang Construction and Building Material Company as manager of accounting department. In 2001, she was appointed as the CFO of Shannxi Xidenghui Technology Co., Ltd and she is still holds that position. Ms. Liu has held the position of CFO of China Dukang Co., Ltd. since her appointment on February 18, 2008.

Nie Fen Ying, 48, Director

Ms. Nie Fen Ying graduated from Xian Yang Normal University majoring in physical distribution management. After three years of studying, she served as sales manager in Shaanxi Bai Shui Dukang Liquor Co., Ltd., a liquor production and sales company, from 2001 to 2003. From 2003 until present, Ms. Nie has been sales manager of Shaanxi Xi Deng Hui Stock Co., Ltd., a holding company of Shaanxi Bai Shui Dukang Liquor Co., Ltd.. Ms Nie has been a Director of China Dukang Co., Ltd. since being appointed to the position on February 18, 2008.

Ms. Nie has nearly a decade of experience in production and sales of liquor in the People’s Republic of China. She was familiar with the Company’s predecessor and has served as a director since 2008. She has been instrumental in guiding the dedicated liquor sales segment of the business.

Family Relationships

Mr. Wang is the nephew of Ms. Nie.

Involvement in Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

●	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
●	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
●
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

●
being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Meetings of Our Board of Directors

Our Board of Directors took all actions by unanimous written consent without a meeting during the fiscal years ended December 31, 2012 and 2011.

Director Compensation

We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors.

Significant Employees

Other than the directors and officers described above, we do not expect any other individuals to make a significant contribution to our business.

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

Code of Ethics

We have adopted a code of ethic (the "Code of Ethics") that applies to our principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Ethics is designed with the intent to deter wrongdoing, and to promote the following:

●	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships
●
Full, fair, accurate, timely and understandable disclosure in reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by the small business issuer

●	Compliance with applicable governmental laws, rules and regulations
●	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code
●	Accountability for adherence to the code

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and we are required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 2012. We believe that all of these filing requirements were satisfied by our executive officers, directors and by the beneficial owners of more than 10% of our common stock. In making this statement, we have relied solely on copies of any reporting forms received by us, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

We maintain a peer-based executive compensation program comprised of fixed and performance variable elements. The design and operation of the program reflect the following objectives:

●	Recruiting and retaining talented leadership.
●	Implementing measurable performance targets.
●	Correlating compensation directly with shareowner value.
●	Emphasizing performance based compensation, progressively weighted with seniority level.
●	Adherence to high ethical, safety and leadership standards.

Designing a Competitive Compensation Package

Recruitment and retention of leadership to manage our Company requires a competitive compensation package. Our Board of Directors emphasizes (i) fixed compensation elements of base salary that compare with our compensation peer group of companies, and (ii) variable compensation contingent on above-target performance. The compensation peer group consists of those companies in the Guangdong region that we deem to compete with our Company for executive talent. Individual compensation will vary depending on factors such as performance, job scope, abilities, tenure, and retention risk.

Fixed Compensation

The principal element of fixed compensation not directly linked to performance targets is based salary. We target the value of fixed compensation generally at the median of our compensation peer group to facilitate a competitive recruitment and retention strategy.

Incentive Compensation

Our incentive compensation programs are linked directly to earnings growth, cash flow, and total shareowner return. Annual bonuses are tied to the current year’s performance of our company. Restrictive stock awards are tied to an individual’s success in exceeding targeted results set by management.

No compensation was awarded to or paid to any executive officer or director of the Company other than as shown in the table below.

The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Wang	2012	$13,780	0	0	0	0	0	0	$13,780
Yongsheng	2011	$11,250	0	0	0	0	0	0	$11,250
CEO	2010	$9,707	0	0	0	0	0	0	$9,707

Liu Su Ying	2012	$3.280	0	0	0	0	0	0	$3,280
CFO	2011	$1.875	0	0	0	0	0	0	$1,875
	2010	$2,964	0	0	0	0	0	0	$2,964

Ni Fen Ying	2012	$0	0	0	0	0	0	0	$0
Director	2011	$0	0	0	0	0	0	0	$0
	2010	$0	0	0	0	0	0	0	$0

(1) Unless stated otherwise, the business address for each person named is c/o China Du Kang Co., Ltd., Town of Dukang, Baishui County, A-28,Van Metropolis,#35 Tangyan Road, Xi'an, Shaanxi, PRC, 710065

(2) Calculated pursuant to Rule 13d-3(d) (1) of the Securities Exchange Act of 1934

(3) We believe that each individual or entity named has sole investment and voting power with respect to the shares of common stock indicated as beneficially owned by them (subject to community property laws where applicable) and except where otherwise noted.

Employment Agreements

We have not entered into any other employment agreements with our employees, Officers or Directors.

Stock Option Plan

We have not implemented a stock option plan at this time and since inception, have issued no stock options, SARs or other compensation. We may decide, at a later date, and reserve the right to, initiate such a plan as deemed necessary by the Board.

Change of Control

As of December 31, 2012 we had no pension plans or compensatory plans or other arrangements which provide compensation on the event of termination of employment or change in control of us.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

The following table contains certain information as of April 15, 2013 as to the number of shares of Common Stock beneficially owned by (i) each person known by the Company to own beneficially more than 5% of the Company’s Common Stock, (ii) each person who is a Director of the Company, (iii) all persons as a group who are Directors and Officers of the Company, and as to the percentage of the outstanding shares held by them on such dates and as adjusted to give effect to this Offering.

Name and Position	Common Shares	Percentage
Wang Yongsheng Chief Executive Officer	9,030,000	9.052%
Liu Su Ying Chief Financial Officer	-	-%
Deng Guo Gang	8,800,000	8.28%
Totals	17,830,000	17.33%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company had transactions with related parties as provided in the Financial Statements, Note 13 for sales of liquor to related parties and Note 16 for conversion of loans from related parties.

Director Independence

The Company does not have a separately designated Audit, Nominating, or Compensation committee, and those functions are currently being provided by the members of the Board of Directors.

The OTCQB tier of the OTC Markets Group inter-dealer quotation and trading system does not have any director independence requirements. However, the Company’s sole director, Ms. Nie Fen Ying, is considered “independent” as defined under the rules of the NASDAQ.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, Keith Zhen CPA (“Zhen”), for our audit of the annual financial statements for the years ended December 31, 2012 and 2011 . Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2012	2011(2)

Audit Fees (1)	$55 ,000	$68 ,000
Audit-Related Fees (4)	--	--
Tax Fees (5)	--	--
All Other Fees (6)	--	--
Total Accounting Fees and Services	$55 ,000	$68 ,000

(1)
Audit Fees. These are fees for professional services for the audit of our annual financial statements, , and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)
The amounts shown in 2012 and 2011 relate to (i) the audit of our annual financial statements for the fiscal years ended December 31, 2012 and 2011. We did not become a reporting company until January 2010 so there were no quarterly reports or other reports that required review prior to this filing.

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

(a) The following documents are filed as a part of this Form 10-K:

1. Financial Statements

The following financial statements are included in a separate section of this Report beginning on page 37:

2. Financial Statement Schedules

None.

3. Exhibits

The Exhibits listed in the Exhibit Index, which appears immediately following the Financial Statement Schedules and is incorporated herein by reference, are filed as part of this Report.

(b) See the Exhibit Index.

(c) Separate Financial Statements and Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Du Kang Co., Ltd.

Date: April 16, 2013	By:	/s/ Wang Yongsheng
Wang Yongsheng,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the following capacities on the dates indicated and by a majority of the Board of Directors.

Signature	Title	Date

/s/ Wang Yongsheng	Chief Executive Officer (Principal Executive Officer)	April 16, 2013
Wang Yongsheng

/s/ Liu Su Ying	Chief Financial Officer (Principal Financial and Accounting Officer)	April 16, 2013
Liu Su Ying

/s/ Nie Fin Ying	Director	April 16, 2013
Nie Fin Ying

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

FINANCIAL REPORT

At December 31, 2012 and  2011 and
For the Years Ended December 31, 2012 and 2011

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

INDEX

KEITH K. ZHEN, CPA
CERTIFIED PUBLIC ACCOUNTANT
2070 WEST 6TH STREET - BROOKLYN, NY 11223 - TEL (347) 408-0693 - FAX (347) 602-4868 - EMAIL :KEITHZHEN@GMAIL.COM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
China Du Kang Co., Ltd.

We have audited the accompanying consolidated balance sheets of China Du Kang Co., Ltd. and subsidiaries as of  December 31, 2012 and 2011, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the two-year period ended  December 31, 2012.  China Du Kang Co., Ltd.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Du Kang Co., Ltd. and subsidiaries as of  December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended  December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ Keith K. Zhen, CPA
Keith K. Zhen, CPA
Brooklyn, New York
April 15, 2013

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$681,702	$968,370
Accounts receivable, net (Note 4)	541,246	270,276
Others receivable	26,517	2,427
Prepaid expenses (Note 5)	1,244,199	678,528
Inventories, net (Note 6)	6,962,485	5,335,136
Total current assets	9,456,149	7,254,737

Property, Plant and Equipment, net (Note 7)	4,245,296	4,451,669
Intangible assets, net (Note 8)	2,006,989	2,034,235
Long-term investment	1,899,907	1,885,399

Total Assets	$17,608,341	$15,626,040

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,068,104	$1,215,285
Accrued expenses (Note 9)	336,130	352,964
Others payable	64,541	125,599
Taxes payable (Note 10)	661,838	661,296
Deferred revenue (Note 11)	4,174,197	2,785,391
Security deposit	81,695	45,564
Lease liability-current	83,926	123,087
Total Current Liabilities	6,470,431	5,309,186

Long-term Liabilities:
Lease liability-long-term	770,016	847,420
Total Long-term Liabilities	770,016	847,420
Total Liabilities	7,240,447	6,156,606

Commitments and Contingencies (Note 19)	-	-

Shareholders' Equity:
China Du Kang Co., Ltd. Shareholders' Equity
Preferred stock, par value $0.001, 5,000,000 shares authorized;
no shares issued and outstanding as of
December 31, 2012 and December 31, 2011	-	-
Common stock, par value $0.001, 250,000,000 shares authorized;
100,113,791 shares issued and outstanding as of
December 31, 2012 and 2011	100,114	100,114
Additional paid-in capital	27,385,386	27,385,386
Accumulated deficit	(21,345,293)	(22,292,346)
Accumulated other comprehensive income	(767,180)	(821,700)
Total China Du Kang Co., Ltd. Shareholders' equity (deficit)	5,373,027	4,371,454
Noncontrolling Interest	4,994,867	5,097,980
Total Equity (Deficit)	10,367,894	9,469,434
Total Liabilities and Equity (Deficit)	$17,608,341	$15,626,040

See Notes to Consolidated Financial Statements

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2012	2011

Revenues
Sales of Liquor	$4,243,040	$1,943,864
License Fees	833,625	1,146,890
Gross Revenues	5,076,665	3,090,754

Costs of Revenues
Costs of Liquor Sold	2,553,702	1,562,200
Costs of License Fees	-	-
Total Costs of Sales	2,553,702	1,562,200

Gross Profit	2,522,963	1,528,554

Operating Expenses

Selling Expenses
Advertising expenses	74,350	88,896
Office expenses	1,709	3,244
Promotion expenses	244,211	69,143
Travel and entertainment	37,315	10,896
Total Selling Expenses	357,585	172,179

General and Administrative Expenses
Payroll	439,786	323,861
Employee benefit and pension	74,504	106,925
Depreciation and amortization expenses	122,722	155,598
Professional fees and consultancy fees	129,951	105,851
Repair and maintenance	91,073	13,158
Office expenses	131,885	75,852
Vehicle expenses	42,216	34,012
Bad debt expenses	215,494	-
Travel and entertainment	163,483	110,876
Other general and administrative expenses	19,778	6,466
Total General and Administrative Expenses	1,430,892	932,599

Total Operating Expenses	1,788,477	1,104,778

Income from Operations	734,486	423,776

Other Income (Expenses)
Interest income	4,516	5,657
Interest Expenses-bank loan	-	(34,844)
Interest Expenses-capital lease	(32,194)	(21,468)
Imputed interest	-	(928,919)
Governmental subsidy	273,741	-
Other income (expense)	(11,599)	4,444
Total Other Income (Expenses)	234,464	(975,130)

Income (Lose) before Provision for Income Tax	968,950	(551,354)

Provision for Income Tax (Note 16)	(44,289)	(144,647)

Net Income (Loss)	924,661	(696,001)

Less: Net loss (income) attributable to noncontrolling interest	(3,507)	127,811

Net Income (Loss) attributable to China Du Kang Co., Ltd.	$928,168	$(823,812)

Basic and Fully Diluted Loss per Share	$0.01	$(0.01)

Weighted average shares outstanding	100,113,791	100,113,791

See Notes to Consolidated Financial Statements

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Years Ended
	December 31,
	2012	2011

Net Income (Loss)	$924,661	$(696,001)
Other comprehensive income (loss), net of tax:
Effects of foreign currency conversion	73,402	(150,966)
Total other comprehensive income (loss), net of tax	73,402	(150,966)
Comprehensive loss	998,063	(846,967)
Comprehensive income (loss) attributable to the noncontrolling interest	3,510	(132,336)
Comprehensive income (loss) attributable to China Du Kang Co., Ltd.	$1,001,573	$(979,303)

See Notes to Consolidated Financial Statements

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	China Du Kang Co., Ltd. Shareholders
					Accumulated
	Common Stock		Additional		Other	Due from	Total
	$0.001 Par Value		Paid-in	Accumulated	Comprehensive	Related	Shareholders'	Noncontrolling	Comprehensive	Total
	Shares	Amount	Capital	Deficit	Income	Parties	Equity	Interest	Income	Equity
Balances at
December 31, 2010	100,113,791	$100,114	$14,699,903	$(21,449,649)	$(685,094)	$(2,577,187)	$(9,911,913)	$102,051		$(9,809,862)

Imputed interest allocated	-	-	928,919	-	-	-	928,919			928,919

Debt conversion	-	-	11,756,564	-	-	-	11,756,564	4,863,593		16,620,157

Comprehensive income
Net income	-	-	-	(823,812)	-	-	(823,812)	127,811	$(696,001)	(696,001)
Other comprehensive income, net of tax:
Effects of foreign currency conversion	-	-	-	-	(155,491)	-	(155,491)	4,525	(150,966)	(150,966)
Total other comprehensive income									(150,966)
Total comprehensive income									$(846,967)

Due from related parties	-	-	-	-	-	2,577,187	2,577,187	-		2,577,187
Balances at
December 31, 2011	100,113,791	$100,114	$27,385,386	$(22,273,461)	$(840,585)	$-	$4,371,454	$5,097,980		$9,469,434

Reverse of debt conversion	-	-	-	-	-	-	-	(99,603)		(99,603)

Comprehensive income
Net income	-	-	-	928,168	-	-	928,168	(3,507)	$924,661	924,661
Other comprehensive income, net of tax:
Effects of foreign currency conversion	-	-	-	-	73,405	-	73,405	(3)	73,402	73,402
Total other comprehensive income									73,402
Total comprehensive income									$998,063
Balances at
December 31, 2012	100,113,791	$100,114	$27,385,386	$(21,345,293)	$(767,180)	$-	$5,373,027	$4,994,867		$10,367,894

See Notes to Consolidated Financial Statements

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2012	2011
Cash Flows from Operating Activities

Net loss including noncontrolling interest	$924,661	$(696,001)
Adjustments to reconcile net loss
including noncontrolling interest to net cash
provided (used) by operating activities:
Imputed interest	-	928,919
Depreciation	450,503	471,809
Amortization	42,873	45,717
Bad debt expense	215,494	-
Obsolete inventory write-down	61,839	71,601
Changes in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	(484,225)	(265,733)
(Increase)/Decrease in others receivable	(24,057)	73,409
(Increase)/Decrease in prepaid expenses	(560,118)	(28,061)
(Increase)/Decrease in inventories	(1,647,197)	(1,973,128)
Increase/(Decrease) in accounts payable	(156,440)	284,406
Increase/(Decrease) in accrued expenses	(19,538)	183,090
Increase/(Decrease) in other payable	(61,988)	57,982
Increase/(Decrease) in taxes payable	(4,544)	148,552
Increase/(Decrease) in deferred revenue	1,366,564	1,117,553
Increase/(Decrease) in security deposit	35,759	-
Increase/(Decrease) in lease liabilities	(123,959)	(129,012)
Net cash provided by (used in) operating activities	15,627	291,103

Cash Flows from Investing Activities

Purchase of fixed assets	(210,434)	(312,765)
Purchase of land use right	-	(1,988,380)
Net cash used by investing activities	(210,434)	(2,301,145)

Cash Flows from Financing Activities

Bank loans	-	(772,379)
Proceeds from related parties	-	1,714,958
Repayments to related parties	(99,603)	-
Net cash provided by financing activities	(99,603)	942,579

Increase (decrease) in cash	(294,410)	(1,067,463)
Effects of exchange rates on cash	7,742	41,707
Cash at beginning of period	968,370	1,994,126
Cash at end of period	$681,702	$968,370

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$32,194	$56,312
Income tax	$55,088	$-

Noncash Investing and Financing Activities:
Related party debt converted to equity	$-	$16,620,157

See Notes to Consolidated Financial Statements

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1-	ORGANIZATION AND BUSINESS BACKGROUND

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

The Company had been engaged in the business of providing various financial services since it's incorporation. The Company was not successful and discontinued the majority of its operation by December 31, 2007.

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

This transaction is being accounted for as a reverse merger, since the shareholders of Merit own a majority of the outstanding shares of the Company’s common stock immediately following the share exchange. Merit is deemed to be the acquirer in the reverse merger. Consequently, the assets, liabilities and historical operations that are reflected in the consolidated financial statements for periods prior to the share exchange are those of Merit and its subsidiaries and are recorded at the historical cost basis. After completion of the share exchange, the Company‘s consolidated financial statements include the assets and liabilities of both Du Kang and Merit, the historical operations of Merit and the operations of the Company and its subsidiaries from the closing date of the share exchange.

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

Xidenghui was incorporated in Weinan City, Shaanxi Province, PRC on March 29, 2001 under the Company Law of PRC. Xidenghui was engaged in the business of production and distribution of distilled spirit with a brand name of “Xidenghui”. Currently, its principal business is to hold an equity ownership interest in Shannxi Baishui Dukang Liquor Co., Ltd. (“Baishui Dukang”) and Shaanxi Baishui Dukang Liquor Brand Management Co., Ltd. (“Brand Management”). Beginning from January 2012, Xidenghui also distributes liquor that is manufactured by Baishui Dukang.

Baishui Dukang was incorporated in Baishui County, Shanxi Province, PRC on March 1, 2002 under the Company Law of PRC. Baishui Dukang is principally engaged in the business of production and distribution of distilled spirits (liquor) with a brand name of “Baishui Du Kang”. On May 15, 2002, Xidenghui invested inventory and fixed assets with a total fair value of $4,470,219 (RMB 37,000,000) to Baishui Dukang and owns 90.51% of Baishui Dukang’s equity interest ownership, thereby causing Baishui Dukang to become a majority-owned subsidiary of Xidenghui.

On October 30, 2007, Xidenghui executed an agreement with Mr. Zhang Hongjun, a PRC citizen, to establish a joint venture, Shaanxi Baishui Dukang Liquor Brand Management Co., Ltd. ("Brand Management"). Pursuant to the agreement, Xidenghui contributed cash of $95,704 (RMB 700,000), and owns 70% equity interest ownership therein. Brand Management was subsequently incorporated on November 12, 2007. Upon the completion of incorporation, Brand Management became a majority-owned subsidiary of Xidenghui. Brand Management is principally engaged in the business of distribution of Baishui Dukang’s liquor and managing the franchise of the “Baishui Du Kang” brand name.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1-	ORGANIZATION AND OPERATIONS (continued)

Xidenghui, Baishui Dukang, and Brand Management are the three affiliated companies that are engaged in business operations. Du Kang, Merit, and Huitong are holding companies whose business is to hold an equity ownership interest in Xidenghui, Baishui Dukang, and Brand Management. All these affiliated companies are hereafter referred to as the "Company." Currently the Company is principally engaged in the business of production and distribution of distilled spirits with the brand name of “Baishui Dukang.” The Company also licenses the brand name to other liquor manufactures and liquor stores. The Company's structure is summarized in the following chart.

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
The equity interest changed to 83.75% on October 1, 2011, see Note 16

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

China Du Kang is the US holding company for Merit, a Hong Kong entity organized under the Companies Ordinances as a limited liability company. Merit was established as a WOFE corporation for the purpose of effecting an acquisition transaction with Huitong, a WOFE corporation incorporated in PRC. Huitong in turn majority owns Xidenghui, which is a Chinese holding company. Xidenghui has two subsidiaries, Baishui Dukang and Brand Management.

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

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on any previously reported income or losses.

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

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

Period Covered	Balance Sheet Date Rates	Average Rates

Year ended December 31, 2012	6.31610	6.31984
Year ended December 31, 2011	6.36470	6.47351

Statement of Cash Flows

In accordance with FASB ASC 830-230, “Statement of Cash Flows,” cash flows from the Company’s operations is calculated based upon the functional currency. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

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

The Company does not provide an unconditional right of return, price protection or any other concessions to its customers. Sales returns and other allowances have been immaterial in our operation.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, deposits in banks with maturities of three months or less, and all highly liquid investments that are unrestricted as to withdrawal or use, and which have original maturities of three months or less.

Accounts receivable

The Company carries accounts receivable at the invoiced amount without bearing interest, less an allowance for doubtful accounts. Allowances for doubtful accounts are recorded as a general and administrative expense. Management regularly reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the collectability of accounts receivable and the adequacy of the allowance. Management also performs a subjective review of specific large accounts to determine if an additional reserve is necessary. In circumstances in which we receive payment for accounts receivable that have previously been written off, we reverse the allowance and bad debt expenses.

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

Inventories

Inventories are stated at the lower of cost or market value. Actual cost is used to value raw materials and supplies. Finished goods and work-in-progress are valued on the weighted-average-cost method. Elements of costs in finished good and work-in-progress include raw materials, direct labor, and manufacturing overhead. The management writes down the inventories to market value if it is below cost. The management also regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine if valuation allowance is required.

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

The Company owns the right to use three pieces of land, approximately 657 acres, 2.4 acres, and 7.8 acres, located in Weinan City, Shaanxi Province for through February, 2051, March 2055, and May 2059. The costs of these land use rights are amortized over their prospective beneficial period, using the straight-line method with no residual value.

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

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with the FASB ASC 720-35, “Advertising Costs". The advertising costs were $74,350, and $88,896 for the years ended December 31, 2012 and 2011, respectively.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3-	SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and Development Costs

Research and development costs relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed when incurred in accordance with the FASB ASC 730, "Research and Development." Research and development costs were immaterial for the years ended December 31, 2012 and 2011, respectively.

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

Due from/to Related Parties

Due to related parties represent temporally short-term loans from related parties to finance the Company’s operation due to lack of cash resources. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. Cash flows from due to related parties are classified as cash flows from financing activities. On July 1, 2011, the related parties agreed to convert their loans to the Company into paid-in capital, as more fully disclosed in Note 16.

Imputed Interest

The Company has financed it business operations through short-term borrowings from various related parties. These short-term borrowings are non-secured, non-interest bearing with no fixed repayment date. The imputed interests are assessed as an expense to the business operation and an addition to the paid-in capital. The calculation is performed quarterly based on the average outstanding balance and the market interest rate. The interest rate used in the calculation of imputed interest for the year ended December 31, 2011 was 6.375%, which approximates the interest rate of our bank loans. On July 1, 2011, the related parties agreed to convert their loans to the Company into paid-in capital, as more fully disclosed in Note 16.

Pension and Employee Benefits

Full time employees of the PRC entities participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Company to accrue for these benefits based on certain percentages of the employees' salaries. The Management believes full time employees who have passed the probation period are entitled to such benefits. The total provisions for such employee benefits were $74,504 and $106,925 for the years ended December 31, 2012 and 2011, respectively.

Government Subsidies

The Company records government grants as current liabilities upon reception. A government subsidy revenue is recognized only when there is reasonable assurance that the Company has complied with all conditions attached to the grant. The Company recognized government subsidy of $273,741 and $0 for the years ended December 31, 2012 and 2011, respectively.

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

The Company has net operating losses carried forward from prior years. Although the PRC Income Tax Law allows enterprises to offset their future taxable income with operating losses carried forward in a 5-year period, enterprises need approval from the local tax authority before they can claim such tax benefit, and the outcome of the application is generally uncertain. Therefore, Management established a 100% valuation allowance for the operation losses carried forward and no deferred tax assets have been recorded as a result of these losses.

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

The Company accounts for income taxes in interim periods in accordance with FASB ASC 740-270, "Interim Reporting." The Company has determined an estimated annual effective tax rate. The rate will be revised, if necessary, as of the end of each successive interim period during the Company's fiscal year to its best current estimate. The estimated annual effective tax rate is applied to the year-to-date ordinary income (or loss) at the end of the interim period.

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

Since the Company has been accumulating deficiency, no contribution has been made to the statutory surplus reserve fund and statutory public welfare reserve fund to date. The company will be required to make contributions to the statutory surplus reserve fund and statutory public welfare reserve fund upon the achievement of positive retained earnings, which means elimination of accumulated deficit and making further positive net income.

Comprehensive Income

FASB ASC 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income, as presented in the accompanying statements of changes in owners' equity consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

Segment Reporting

FASB ASC 820, “Segments Reporting,” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company currently operates in two principal business segments.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3-	SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with FASB ASC 260, “Earnings Per Share,” which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no potentially dilutive securities outstanding (options and warrants) for the years ended December 31, 2012 and 2011, respectively.

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

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. Under this standard, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. For the Company, this ASU is effective beginning January 1, 2013, and interim periods within those annual periods. The adoption of this standard is not expected to have an impact on the Company’s financial results or disclosures.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4-	ACCOUNTS RECEIVABLE Accounts receivable consists of the following:

	December 31,	December 31,
	2012	2011

Accounts receivable	$602,688	$265,729
Accounts receivable-related party	154,052	66,981
Less: Allowance for doubtful accounts	(215,494)	-
Accounts receivable, net	$541,246	$270,276

Bad debt expense charged to operations was $215,494 and $0 for the year ended December 31, 2012 and 2011, respectively.

Refer to Note 13 - Sales of Liquor to Related Party for accounts receivable of related party.

Note 5-	PREPAID EXPENSES Prepaid expenses consist of the following:

	December 31,	December 31,
	2012	2011

Machinery and parts	$135,222	$20,520
Raw materials and supplies	49,477	519,629
Packing and supply materials	74,343	138,379
Advance to contraction project	985,157	-
Total	$1,244,199	$678,528

Note 6-	INVENTORIES

Inventories consist of following:

	December 31,	December 31,
	2012	2011

Finished goods	$2,982,436	$1,799,934
Work-in-progress	3,001,300	2,700,921
Raw materials and supplies	65,565	154,603
Supplies and packing materials	1,046,624	751,279
Less: Allowance for obsolte inventory	(133,440)	(71,601)
Total	$6,962,485	$5,335,136

Obsoelete/Slow moving inventory was $61,839 and $71,601 for the years ended December 31, 2012 and 2011, respectively, and these amounts were included in costs of goods sold.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7-	PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment:

	December 31,	December 31,
	2012	2011

Building and warehouses	$3,185,704	$3,274,587
Machinery and equipment	2,278,147	2,306,197
Office equipment and furniture	281,718	191,972
Motor vehicles	373,732	370,878
Leased assets	2,561,674	2,457,187
Total	8,680,975	8,600,821
Less: Accumulated depreciation	(4,821,423)	(4,460,944)
	3,859,552	4,139,877
Add: Construction in progress	385,744	311,792
Total property, plant and equipment, net	$4,245,296	$4,451,669

Total depreciation expense was $450,503 and $471,809 for the years ended December 31, 2012 and 2011, respectively. Depreciation expense with respect to production equipment that was charged to cost of sales was $370,654 and $361,298 for years ended December 31, 2012 and 2011, respectively. The remainder, depreciation expense attributable to equipment used in administration, was $79,849 and $109,881 for years ended December 31, 2012 and 2011, respectively, and was included in general and administration expenses.

Note 8-	INTANGIBLE ASSETS

The following is a summary of intangible assets, less amortization:

	December 31,	December 31,
	2012	2011

Land use right	$2,101,388	$2,085,341
Trade Mark of "Xidenghui"	71,246	70,702
Trade Mark of "Baishui Du Kang"	26,124	25,924
Total intangible assets	2,198,758	2,181,967
Less: Accumulated amortization	(191,769)	(147,732)
Total intangible assets, net	$2,006,989	$2,034,235

Amortization expense charged to operations was $42,873and $45,717 for years ended December 31, 2012 and 2011, respectively.

Note 9-	ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,	December 31,
	2012	2011

Accrued payroll	$98,532	$84,933
Accrued employee benefits	59,422	59,000
Accrued pension and employee benefit	140,892	138,643
Accrued office expenses	37,284	70,388
Total	$336,130	$352,964

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10-	TAXES PAYABLE

Taxes payable consists of the following:

	December 31,	December 31,
	2012	2011

Income tax	$469,513	$469,626
Sales tax and sales tax affixation	142,687	142,148
Excise taxes	42,797	44,694
Value-added Tax ("VAT")	3,715	2,429
Other taxes	3,126	2,399
Total taxes payable	$661,838	$661,296

Note 11-	DEFERRED REVENUE

Deferred revenue consist of the following:

	December 31,	December 31,
	2012	2011

Deferred revenue	$2,498,357	$2,140,638
Deferred revenue-related party	1,675,840	644,753
Total	$4,174,197	$2,785,391

Refer to Note 13 - Sales of Liquor to Related Party for deferred revenues of related party.

Note 12-	SEGMENT REPORTING

The Company operates in two reportable business segments that are determined based upon differences in products and services. Summarized information by business segment is as follows:

	For the year Ended
	December 31,
	2012	2011
REVENUE
Sales of Liquor	$4,243,040	$1,943,864
Franchise Fees	$833,625	$1,146,890

COST OF SALES
Sales of Liquor	$2,553,702	$1,562,200
Franchise Fees	$-	$-

GROSS PROFITS
Sales of Liquor	$1,689,338	$381,664
Franchise Fees	$833,625	$1,146,890

	December 31,	December 31,
	2012	2011

TOTAL ASSETS OF LIQUOR PRODUCTION AND DISTRIBUTION	$29,157,214	$12,139,862

TOTAL ASSETS OF BRAND NAME FRANCHISE	$4,361,566	$4,201,880

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13-	SALES OF LIQUOR TO RELATED PARTIES

The Company generally sells liquor to liquor distributors. Some of these liquor distributors are our affiliates, which are directly or indirectly, beneficially and in the aggregate, majority-owned and controlled by directors and principal shareholders of the Company. The price will be different if we sell to third parties. The amounts sold to these affiliates are as follows:

		December 31,	December 31,
Name of Related Party	Description	2012	2011

Shaanxi Yellow-river Bay Wenquan Lake Park Co., Ltd.,	Non-consolidated,
F/K/A Shaanxi Yellow-river Wetlands Park Co., Ltd.	7.9% owned subsidiary	$34,113	$-
Shaanxi Zhongke Spaceflight Agriculture
Development Stock Co., Ltd.	Affiliate 1	119,939	-
Shaanxi Dukang Group Co., Ltd.	Affiliate 2	1,764,543	1,474,019
Shaanxi Baishui Shiye Co., Ltd.
(F/K/A Shaanxi Baishui Dukang Trade Co., Ltd.)	Affiliate 3	16,008	247,012
Total		$1,934,603	$1,721,031

In related to sales to related-parties, our subsidiaries have accounts receivable and deferred revenue from related parties, as disclosed in the following:

Accounts receivables-related parties

Accounts receivables of related parties consists of the following:

		December 31,	December 31,
Name of Related Party	Description	2012	2011

Shaanxi Yellow-river Bay Wenquan Lake Park Co., Ltd.,	Non-consolidated,
F/K/A Shaanxi Yellow-river Wetlands Park Co., Ltd.	7.9% owned subsidiary	$34,113	$-
Shaanxi Zhongke Spaceflight Agriculture
Development Stock Co., Ltd.	Affiliate 1	119,939	66,981
Total		$154,052	$66,981

The nature of the affiliation of each related party is as follows:

Affiliate 1--This company is indirectly, majority owned, and controlled by the Company's sole director's siblings.

Deferred revenues-related parties

Deferred revenues of related parties consists of the following:

		December 31,	December 31,
Name of Related Party	Description	2012	2011

Shaanxi Dukang Group Co., Ltd.	Affiliate 2	$1,258,241	$644,753
Shaanxi Baishui Shiye Co., Ltd.
(F/K/A Shaanxi Baishui Dukang Trade Co., Ltd.)	Affiliate 3	325,770	-
Shaanix Mining New Energy Co., Ltd.	Affiliate 4	91,829	-
Total		$1,675,840	$644,753

The nature of the affiliation of each related party is as follows:

Affiliate 1--This company is indirectly, majority owned, and controlled by the Company's sole director's siblings.

Affiliate 2--The CEO of the Company is a director of Shaanxi Dukang Group Co., Ltd. and has significant influence on the operations therein.

Affiliate 3--The CEO of the Company is the sole director of Shaanxi Baishui Shiye Co., Ltd. and has significant influence on the operations therein.

Affiliate 4--The Company's sole director's spouse is a director of Shaanxi Mining New Energy  Co., Ltd., and has significant influence on the operation therein.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14-	CONCENTRATIONS AND CREDIT RISKS

The Company operates in the PRC and grants credit to its customers in this geographic region based on an evaluation of the customer's financial condition. Although the PRC is economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

Major Customers

The following major customers accounted for approximately 5% or more of the Company’s total sales as summarized in the following:

			For the Year Ended December 31,
			2012		2011
	Major	Type of		Percentage of		Percentage of
	Customers	Customer	Revenue	Total Revenue	Revenue	Total Revenue
*	Shaanxi Dukang Group Co., Ltd.	Distributor	$1,764,543	34.76%	$1,474,019	47.69%
*	Shaanxi Baishui Dukang Shiye Co., Ltd.	Distributor	16,008	0.32%	247,012	7.99%
	Xinhui Shanghang Co., Ltd.	Distributor	541,798	10.67%	-	-
	Sanhe Commercial Trading Co., Ltd.	Distributor	393,068	7.74%	-	-
	Ms. Xiaoyan Shi	Agent	-	-	204,737	6.62%
	Mr. Anxian Xie	Agent	-	-	175,488	5.68%
	Ms. Sue Dong	Agent	-	-	170,614	5.52%
	Total		$2,715,417	53.49%	$2,271,869	73.51%

Major Suppliers

The following major suppliers accounted for approximately 5% or more of the Company’s total purchase as summarized in the following:

		For the Year Ended December 31,
		2012		2011
	Major		Percentage of		Percentage of
	Suppliers	Purchase	Total Purchase	Purchase	Total Purchase
	Guang an Detai Glass Co., Ltd.	$-	-	$105,768	7.29%
	Hunan Xinshiji Taochi Co., Ltd.	187,410	5.00%	430,317	29.68%
	Hunan Liling Liangyou Geramacs Co., Ltd.	333,655	8.90%	-	-
	Hunan Fengling Liangyou China Co., Ltd.	-	-	141,768	9.78%
	Shanxi Wenxiyingfa Glass Co., Ltd.	-	-	135,671	9.36%
	Hunan Dexing China Co., Ltd.	-	-	101,743	7.02%
	Mr. Jianguo Wang	199,058	5.31%	-	-
	Yuncheng Aofeng Glass Co., Ltd.	-	-	158,216	10.91%
	Total	$720,124	19.20%	$1,073,485	74.03%

*	Shaanxi Dukang Group Co., Ltd. and Shaanxi Baishui Duking Shiye Co., Ltd are related parties of the Company, see the nature of the affiliation relationship in Note 12.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15-	INCOME TAX

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

b. Companies established before March 16, 2007 continue to enjoy tax holiday treatment approved by local government for a grace period of either the next 5 years or until the tax holiday term is completed, whichever is sooner.

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

The provision for income taxes consisted of the following:

	For the Year Ended
	December 31,
	2012	2011

Provision for US Income Tax	$-	$-
Provision for PRC national income tax	44,289	144,647
Provision for PRC local income tax	-	-
Total provision for income taxes	$44,289	$144,647

One of our subsidiaries, Brand Management, incurred a profit in 2012 and 2011, and accordingly accrued a income tax of $44,289 and $144,647 for the years ended December 31, 2012 and 2011, respectively.

Another subsidiary, Xidenghui, incurred a profit of $1,173,567 in the year ended December 31, 2012. Due to the net operating losses carried forward from the prior years, the local tax authority approved that no income tax was paid or accrued for the profit in the year ended December 31, 2012.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15-	INCOME TAX (continued)

The following table reconciles the PRC statutory rates to the Company’s effective tax rate:

	For the Year Ended
	December 31,
	2012	2011

U.S. Statutory rate	34.00%	34.00%
Foreign income not recognized in USA	-34.00%	-34.00%
PRC income tax rate	25.00%	25.00%
Effective income tax rate	25.00%	25.00%

The provision for income taxes consisted of the following:

	For the Year Ended
	December 31,
	2012	2011

Current Income Tax	$44,289	$144,647
Deferred Income Tax	-	-
Total provision for income taxes	$44,289	$144,647

The components of deferred tax assets and deferred tax liabilities consisted of the following:

	For the Year Ended
	December 31,
	2012	2011
Deferred Tax Assets
Net operating loss carry-forward	$1,334,892	$1,855,914
Less: valuation allowance	(1,334,892)	(1,855,914)
Net deferred tax assets	$-	$-

	For the Year Ended
	December 31,
	2012	2011

Deferred Tax Liabilities	$-	$-

As of December 31, 2012 and 2011, the Company had net operating losses of approximately $5,339,569 and $7,423,654 carried forward from prior years. Although the PRC Income Tax Law allows the enterprises to offset their future taxable income with operating losses carried forward in a 5-year period, enterprises need approval from local tax authority before they can claim such tax benefit, and the outcome of the application is generally uncertain. Therefore, the Management established a 100% valuation allowance for the operation losses carried forward and no deferred tax assets have been recorded as a result of these losses.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16-	RELATED PARTIES' DEBT CONVERSION

On July 1, 2011, the Company entered into debt conversion agreements with various affiliated companies, related directors and shareholders (collectively the "Related Parties"), pursuant to which approximately $16,620,157 (RMB 106,583,211) of debt that was owed to the Related Parties by the Company's subsidiaries, Shaanxi Xidenghui Technology Stock Co., Ltd. and Shannxi Baishui Dukang Liquor Co., Ltd. (the "Subsidiaries") to be converted and contributed as paid-in equity capital to increase the equity capital of the Subsidiaries. The non-controlling interest debt holders who are minority shareholders of the Subsidiaries will also increase their non-controlling equity interest in the Subsidiaries upon conversion of their debt into paid-in equity capital of the Subsidiaries.

The $4,447,995 (RMB 23,523,211) of the total $16,620,157 (RMB 106,583,211) contribution will increase the registered capital of Shaanxi Xidenghui Technology Stock Co., Ltd. and is subject to the approval by the Chinese Regulators. The $12,172,162 (RMB 83,060,000) that did not require approval from the PRC Regulators were converted to paid-in equity capital on October 1, 2011. The remainder balance of $4,447,995 (RMB 23,523,211) were submitted to the PRC Regulators for approval. The Company recognized the contribution as paid-in capital and non-controlling interest on October 1, 2011, and stopped recording imputed interest relating to the debt.

In 2012, the government agency approved the Company to convert $4,348,392 (RMB 22,894,108) into the registered equity capital of Shaanxi Xidenghui Technology Stock Co., Ltd. The Company repaid the remaining debt balance of $99,603 (RMB 629,103) to the Related Parties in 2012.

The detail of the Related Parties debt conversion to qeuity capital as follows:

	Name of Subsidiary
	Shannxi Baishui Dukang Liquor Co., Ltd.	Shaanxi Xidenghui Technology Stock Co., Ltd.	Total

Related party debt converted to equity capital	$-	$11,756,564	$11,756,564
Non-controlling Interest portion	218,865	4,644,728	4,863,593
	$218,865	$16,401,292	$16,620,157
Amount disapproved in 2012 and repaid to Related Parties	-	(99,603)	(99,603)
Total	$218,865	$16,301,689	$16,520,554

The contribution to the non-controlling interest of Shannxi Baishui Dukang Liquor Co., Ltd. does not change the non-controlling interest's percentage of the equity ownership interest, as the contribution was an offset against the outstanding subscription receivable and the Bylaws of Shannxi Baishui Dukang Liquor Co., Ltd. were not amended.

The contribution to the non-controlling interest of Shaanxi Xidenghui Technology Stock Co., Ltd. changes the non-controlling interest's percentage of the equity ownership interest from 1.76% to 16.25%, because the related-party creditors become minority shareholders after the conversion and the contribution is considered to be an increase in the registered capital of Shaanxi Xidenghui Technology Stock Co., Ltd., and the Bylaws of Shaanxi Xidenghui Technology Stock Co., Ltd. were amended.

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

In February 2008, the Company issued post split 8,800,000 shares of common stock to a shareholder for $260,000. Since this issuance happened before the reverse merger, the transactions have no effect on the consolidated financial statements presented.

In February 2008, the Company issued post split 362,214 shares of common stock to a shareholder for consultant services. Since this issuance happened before the reverse merger, the transactions have no effect on the financial statements presented.

In February 2008, the Company issued post split 1,000,000 shares of common stock to a consultant and the Company's security legal counsel for their consultant services. Since this issuance happened before the reverse merger, the transactions have no effect on the financial statements presented.

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

In January 2008, the shareholders contributed $136,722 (RMB 1,000,000) as additional paid-in capital for the acquisition of Huitong. The proceeds were subsequently paid to the prior owners of Huitong.

Shaanxi Huitong Food Development Co., Ltd. ("Huitong")

In accordance with the Articles of Incorporation of Huitong, the registered capital at the date of incorporation on August 9, 2007 was $136,722 (RMB1,000,000), which was fully paid in cash by two individual owners.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17-	OWNERS' EQUITY (continued)

Shaanxi Xidenghui Technology Stock Co., Ltd. ("Xidenghui")

In accordance with the Articles of Incorporation of Xidenghui, the registered capital at the date of incorporation on March 29, 2001 was $5,557,569 (RMB46,000,000). Upon formation of Xidenghui, owners contributed cash of $1,915,549 (RMB 15,855,000) and properties of $3,642,020 (RMB 30,145,000) into Xidenghui toward registered capital.

On December 15, 2001, Xidenghui amended its Bylaws to increase its registered capital to $10,825,176 (RMB 89,600,000). New owners contributed cash of $ 5,076,717 (RMB 42,020,000) and property of $190,890 (RMB 1,580,000) into Xidenghui toward registered capital.

On March 1, 2005, Xidenghui amended its Bylaws to increase its registered capital to $19,485,320 (RMB 161,280,000).

On October 1, 2011, Xidenghui amended its Bylaws to increase its registered capital to $23,901,671 (RMB 189,174,108), as more fully disclosed in Note 16.

Shaanxi Baishui Dukang Liquor Co., Ltd. ("Baishui Dukang")

In accordance with the Articles of Incorporation of Baishui Dukang, the registered capital at the date of incorporation on March 1, 2002 was $362,450 (RMB3,000,000), which was fully paid in cash by two individual owners.

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

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18-	NONCONTROLLING INTEREST

Balance of Noncontrolling Interest consists of the following:

	Subsidiary and Noncontrolling Interest percentage				Total Noncontrolling
	Brand Management	Baishui Dukang	Xidenghui
	30.00%	9.49%	16.25%	(4)	Interest

Balance @ December 31, 2007	$40,057	$85,189	$-	(1)	$125,246

Noncontrolling Interest income (Loss)	(42,081)	(45,176)	-		(87,258)

Other Comprehensive Income (Loss)-
effects of Foreign Currency Conversion	2,024	5,003	-		7,028

Balance @ December 31, 2008	$-	$45,016	$-		$45,016

Noncontrolling Interest income (Loss)	28,071	(60,287)	(23,661	)(2)	(55,878)

Other Comprehensive Income (Loss)-
effects of Foreign Currency Conversion	15	79	(13)		82

Balance @ December 31, 2009	$28,086	$(15,192)	$(23,674)		$(10,780)

Noncontrolling Interest income (Loss)	173,253	(44,796)	(18,047)		110,410

Other Comprehensive Income (Loss)-
effects of Foreign Currency Conversion	5,332	(1,648)	(1,263)		2,421

Balance @ December 31, 2010	$206,671	$(61,636)	$(42,984)		$102,051

Debt Conversion	-	218,865	4,644,728		4,863,593

Noncontrolling Interest income (Loss)	130,183	(29,866)	27,494		127,810

Other Comprehensive Income (Loss)-
effects of Foreign Currency Conversion	2,225	(509)	2,809		4,526

Balance @ December 31, 2011	$339,079	$126,854	$4,632,047		$5,097,980

Reverse of Debt Conversion	-	-	(99,603)		(99,603)

Noncontrolling Interest income (Loss)	29,308	(32,815)	(0)		(3,507)

Other Comprehensive Income (Loss)-
effects of Foreign Currency Conversion	17	(20)	-		(3)

Balance @ December 31, 2012	$368,404	$94,019	$4,532,444		$4,994,867

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18-	NONCONTROLLING INTEREST (continued)

Noncontrolling interest income consists of the following:

	For the Year Ended December 31,
	2012
Name of Subsidiary	Brand Management		Baishui Dukang			Xidenghui		Parent/Holding Company
	Total Income	Noncontrolling Interest Income	Total Income	Noncontrolling Interest Income		Total Income	Noncontrolling Interest Income	Total Income		Noncontrolling Interest Income
	100%	30%	100%	9.49%		100%	16.25% (4)

Net Income (Loss)	$97,693	$29,308	$(345,788)	$(32,815)		$1,173,569	$190,705	$(814)		$-

Income (Loss) from subsidiary
(equity method)	-	-	-	-		(244,587)	(39,745)	778,022		(3,507)

Total Income (Loss)	97,693	29,308	(345,788)	(32,815)		928,982	150,960	777,208		(3,507)

Adjustments to noncontrolling interest
to absorb prior accumulated deficit	-	-	-	-		-	(150,960)	-		-

Less: Income (Loss) attributable to
noncontrolling interest	(29,308)	-	32,815	-		(150,960)	-	-		-

Income (Loss) attributable to Majority	$68,385		$(312,972)			$778,022		$777,208	(3)
Income (Loss) attributable to
noncontrolling interest		$29,308		$(32,815	)(2)		$(0)			$(3,507	)(2)

	For the Year Ended December 31,
	2011
Name of Subsidiary	Brand Management		Baishui Dukang			Xidenghui			Parent/Holding Company
	Total Income	Noncontrolling Interest Income	Total Income	Noncontrolling Interest Income		Total Income	Noncontrolling Interest Income		Total Income		Noncontrolling Interest Income
	100%	30%	100%	9.49%		100%	16.25%	(4)

Net Income (Loss)	$433,942	$130,183	$(314,709)	$(29,866)		$(814,314)	$2,943		$(917)		$-

Income (Loss) from subsidiary
(equity method)	-	-	-	-		18,917	24,550		(822,891)		127,810

Total Income (Loss)	433,942	130,183	(314,709)	(29,866)		(795,397)	27,494		(823,808)		127,810

Less: Income (Loss) attributable to
noncontrolling interest	(130,183)	-	29,866	-		(27,494)	-		-		-

Income (Loss) attributable to Majority	$303,760		$(284,843)			$(822,891)			$(823,808	)(3)
Income (Loss) attributable to
noncontrolling interest		$130,183		$(29,866	)(2)		$27,494				$127,810

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

(2)
After we adopted ASC 810 on January 1, 2009, ASC 810-10-45-21 requires that the noncontrolling interest continue to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance.

(3)	The minor variance between the amount on the table and the amount on the consolidated statements of operations was due to the rounding of foreign currency translation.

(4)
The non-controlling interest percentage increased from 1.76% to 16.25% on October 1, 2011, as some minority shareholders contributed their loans to Shaanxi Xidenghui Technology Stock Co., Ltd. To paid-in capital, as more fully disclosed in Note 16.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19-	COMMITMENTS AND CONTINGENCIES

Contingent Liability from Prior Operation

Prior to the merger with Hong Kong Merit Enterprise Limited on February 11, 2008, the Company had not been active since discontinuing its financial service operations by December 31,2007.  Management believes that there are no valid outstanding liabilities from prior operations. If a creditor were to come forward and claim a liability, the Company has committed to contest such claim to the fullest extent of the law.  No amount has been accrued in the financial statements for this contingent liability.

The Company’s assets are located in PRC and revenues are derived from operations in PRC.

In terms of industry regulations and policies, the economy of PRC has been transitioning from a planned economy to market-oriented economy. Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reforms, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in PRC are still owned by the Chinese government. For example, all lands are state owned and are leased to business entities or individuals through governmental granting of Land Use Rights. The Chinese government also exercises significant control over PRC’s economic growth through the allocation of resources and providing preferential treatment to particular industries or companies. Uncertainties may arise with changing of governmental policies and measures.

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

Lease

On March 4, 2002, Baishui Dukang signed a lease agreement with Shaanxi Sanjiu Dukang Liquor Production Co., Ltd ("Sanjiu"), pursuant to which Baishui Dukang agreed to lease the liquor production facility of Sanjiu, including all the fixed assets and the piece of land that the fixed assets attached, for a period of 20 years, which was latterly extended to 30 years. On February 3, 2005, Sanjiu was acquired by Shannxi Baishui Dukang Liquor Development Co., Ltd, an affiliate of the Company. On April 30, 2005, Baishui Dukang signed a complementary lease agreement with Shannxi Baishui Dukang Liquor Development Co., Ltd, pursuant to which Baishui Dukang agreed to continue to lease the liquor production facility for the rest of the original 30-year period. Baishui Dukang also agreed to pay $362,450 (RMB 3,000,000) to the local government to continue the lease and to absorb the pension and unemployment insurance expenses of Sanjiu's original employees. All the pension and unemployment insurance payments were to be made directly to the local China Social Security Administration to satisfy all of the pension and unemployment insurance expenses that were required in connection with the original Sanjiu employees.

Pursuant to the lease agreement, Baishui Dukang is required to absorb the pension and unemployment insurance expenses of Sanjiu's original employees until they all reach their retirement age.  Pursuant to the applicable laws in PRC, male employees retire when they reach 60 years old, while female employees retire when they reach 55 years old. Accordingly, Sanjiu’s original employees will gradually retire until Year 2032.  The pension and unemployment insurance expenses are based on a certain percentage of the employees’ gross payroll. The percentage may be changed as the applicable law is amended.  In practice, the expenses can be based on the local average salary published by the local government.  Over the life of the lease, Management anticipates the percentage will remain the same while the local average salary will increase 4% annually.  The number of employees for which we need to absorb pension and unemployment insurance expenses will gradually decrease as Sanjiu’s original employees reach their retirement ages.  To the best of our estimation, we anticipate the future payment for pension and unemployment insurance expenses for Sanjiu’s original employees as rental payments as follows:

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19-	COMMITMENTS AND CONTINGENCIES (continued)

Lease (continued)

Estimated Pension and Unemployment Insurance Expenses

Year	Pension Insurance Expense					Unemployment Insurance Expense					Total		Present Value as of December 31, 2012 (the incremental interest rate is 8%)
	Province average salary (RMB)	Annual increase rate	Percentage	No. of employees	Estimated pension insurance expense (RMB)	City average salary (RMB)	Annual increase rate	Percentage	No. of employees	Estimated pension insurance expense	USD$1.00=RMB¥6.31610 @12/31/2012
											(RMB)	(USD)	(RMB)	(USD)
2013	15,505	4%	20%	282	874,483	12,351	4%	2.50%	282	87,078	961,561	152,240	706,776	130,521
2014	16,125	4%	20%	268	864,312	12,846	4%	2.50%	268	86,065	950,377	150,469	646,811	119,447
2015	16,770	4%	20%	258	865,344	13,359	4%	2.50%	258	86,168	951,512	150,649	599,614	110,731
2016	17,441	4%	20%	244	851,123	13,894	4%	2.50%	244	84,752	935,875	148,173	546,074	100,844
2017	18,139	4%	20%	228	827,124	14,449	4%	2.50%	228	82,362	909,486	143,995	491,367	90,741
2018	18,864	4%	20%	215	811,162	15,027	4%	2.50%	215	80,772	891,935	141,216	446,189	82,398
2019	19,619	4%	20%	199	780,828	15,629	4%	2.50%	199	77,752	858,580	135,935	397,689	73,442
2020	20,404	4%	20%	173	705,963	16,254	4%	2.50%	173	70,297	776,260	122,902	332,925	61,482
2021	21,220	4%	20%	148	628,103	16,904	4%	2.50%	148	62,544	690,647	109,347	274,265	50,649
2022	22,068	4%	20%	135	595,849	17,580	4%	2.50%	135	59,332	655,182	103,732	240,909	44,489
2023	22,951	4%	20%	113	518,698	18,283	4%	2.50%	113	51,650	570,348	90,301	194,181	35,860
2024	23,869	4%	20%	102	486,933	19,015	4%	2.50%	102	48,487	535,420	84,771	168,787	31,170
2025	24,824	4%	20%	77	382,290	19,775	4%	2.50%	77	38,067	420,357	66,553	122,698	22,659
2026	25,817	4%	20%	52	268,497	20,566	4%	2.50%	52	26,736	295,233	46,743	79,792	14,735
2027	26,850	4%	20%	41	220,167	21,389	4%	2.50%	41	21,923	242,091	38,329	60,583	11,188
2028	27,924	4%	20%	25	139,618	22,244	4%	2.50%	25	13,903	153,521	24,306	35,573	6,569
2029	29,041	4%	20%	18	104,546	23,134	4%	2.50%	18	10,410	114,957	18,201	24,664	4,555
2030	30,202	4%	20%	12	72,485	24,059	4%	2.50%	12	7,218	79,703	12,619	15,834	2,924
2031	31,410	4%	20%	6	37,692	25,022	4%	2.50%	6	3,753	41,446	6,562	7,624	1,408
2032	32,667	4%	20%	1	6,533	26,023	4%	2.50%	1	651	7,184	1,137	1,224	226
Total					10,939,256					1,089,290	12,028,546	1,903,233	6,176,988	1,119,124

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

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19-	COMMITMENTS AND CONTINGENCIES (continued)

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

The condensed parent company financial statements have been prepared using the same accounting principles and policies described in the notes to the consolidated financial statements, with the only exception being that the parent company accounts for its subsidiaries using the equity method. Refer to the conssolidated financial statements and notes presented above for additional information and disclosures with respect to these financial statements.

CHINA DU KANG CO., LTD.
CONDENSED PARENT COMPANY BALANCE SHEETS
(Dollars in Thousands)

	December 31,	December 31,
	2012	2011
ASSETS
Investment in subsidiaries, at equity in net assets	5,373	4,371
Total Assets	$5,373	$4,371

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities	-	-

Commitments and Contingencies	-	-

Shareholders' Equity:
Preferred stock, par value $0.001, 5,000,000 shares authorized;
no shares issued and outstanding as of
December 31, 2012 and 2011	-	-
Common stock, par value $0.001, 250,000,000 shares authorized;
100,113,791 shares issued and outstanding as of
December 31, 2012 and 2011	100	100
Additional paid-in capital	27,385	27,385
Accumulated deficit	(21,345)	(22,292)
Accumulated other comprehensive income	(767)	(822)
Total Shareholders' equity (deficit)	$5,373	$4,371

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20-	CONDENSED PARENT COMPANY FINANCIAL INFORMATION (continued)

CHINA DU KANG CO., LTD.
CONDENSED PARENT COMPANY STATEMENT OF OPERATIONS
(Dollars in Thousands)

	For the Year Ended December 31,
	2012	2011

Operating Expenses	$-	$-

Equity in undistributed income of subsidiaries	925	(696)
Net Income	$925	$(696)

CHINA DU KANG CO., LTD.
CONDENSED PARENT COMPANY STATEMENT OF CASH FLOWS
(Dollars in Thousands)

	For the Year Ended December 31,
	2012	2011

Cash Flows from Operating Activities
Net income	$925	$(696)
Adjustments to reconcile net income (loss)
provided by cash flows from operations
Equity in undistributed income of subsidiaries	(925)	696
Net cash provided by operating activities	-	-

Increase (decrease) in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

EXHIBIT INDEX

Exhibit No.	Descriptions	Reference
3.1	Articles of incorporation – Amended and Restate Articles of Incorporation	3.1	*
3.2	By-laws	3.2	*
4	Instruments defining the rights of security holders, including indentures
4.1	Common Stock Certificate	4.1	*
10.1	Distribution Agreement – Shaanxi Dukang Liquor Group Co., Ltd.	6	*
10.2	Distribution Agreement – Shaanxi Baishui Dukang Spirits Industry Development Co., Ltd.	6	*
10.3	Distribution Agreement – Shaanxi Dukang Liquor Marketing Management Co., Ltd.	6	*
10.4	Distribution Agreement – Shaanxi Baishui Dukang Shiye Co., Ltd.	6	*
10.5	Distribution Agreement – Shaanxi Dukang Liquor Group Co., Ltd.	6	*
10.6	Loan Agreement – Shaanxi Yellow River Wetlands Park Co., Ltd.	6	*
10.7	Loan Agreement – Shaanxi Yellow River Wetlands Park Co., Ltd.	6	*
10.8	Loan Agreement – Shaanxi Yellow River Wetlands Park Co., Ltd.	6	*
10.9	Loan Agreement – Ms. Piong Li	6	*
10.10	Loan Agreement – Ms. Min Chen	6	*
10.11	Loan Agreement – Ms. Hong Ge	6	*
10.12	Loan Agreement – Ms. Shengli Wang	6	*
10.13	Loan Agreement – Ms. Pingjun Nie	6	*
10.14	Loan Agreement – Ms. Hongjun Zhang	6	*
10.15	Loan Agreement – Mr. Hailong Tian.	6	*
10.16	Loan Agreement – Mr. Guogi Diao	6	*
10.17	Loan Agreement – Shanxi Xi Deng Hui Science and Technology Industrial Stock Co., Ltd.	6	*
10.18	Loan Agreement – Shaanxi Huitong Food Development Co., Inc.	6	*
10.19	Loan Agreement – Shanxi Gurong Agricultural Development co., Ltd.	6	*
10.20	Loan Agreement – Shanxi Baishui Dukang Brand Management Co., Ltd.	6	*
10.21	Loan Agreement – Shanxi Lantian Investment Co., Ltd.	6	*
10.22	Loan Agreement – Shanxi Zhongke Spaceflight Agriculture Development Co., Ltd.	6	*
10.23	Loan Agreement – Shanxi Baishui Dukang Trade Co., Ltd.	6	*
10.24	Loan Agreement – Ms. Min Chen	6	*
10.25	Loan Agreement – Shanxi Baishui Dukang Marketing Management Co., Ltd.	6	*
10.26	Loan Agreement – Shanxi Dukang Liquor Group Co., Ltd.	6	*
10.27	Loan Agreement – Shaanxi Baishui Dukang Commercial and Trade Co., Ltd.	6	*
10.28	Loan Agreement – Shanxi Baishui Shiye Co., Ltd.	6	*
10.29	Loan Agreement – Shanxi Baishui Dukan Spirits Industry Development Co., Ltd.	6	*
10.30	Agency Agreement – Dong Sue	6	*
10.31	Agency Agreement – Dong Sue	6	*
10.32	Agency Agreement – Xue Aixian	6	*
10.33	Agency Agreement – Dong Sue	6	*
10.34	Licensing Agreement – Henan Zhechenxian Eastern Liquor Co. Ltd. (Trademark)	6	*
10.35	Licensing Agreement – Henan Zhechenxian Eastern Liquor Co. Ltd. (Complimentary)	6	*
10.36	Licensing Agreement – Lanzhou Jinxing Liquor Trade Co. Ltd. aka Shaanxi Baishui Xingjijiu Marketing Co., Ltd.	6	*
10.37	State owned Land Use Certificate	2	*
10.38	Complementary Agreement - Shaanxi Bai Shui Du Kang Co., Ltd	2	**
10.39	Equity Transfer Agreement	3	*
10.40	Plan of Exchange Agreement	7	*
10.41	Land Use Rights	8	*
10.42	Lease Agreement - Baishui Du Kang Liquor Co., Ltd.	9	*
10.43	Distribution Agreement - Baishui Dukang Development Co., Ltd	10	*
10.44	Distribution Agreement - Bashui DuKang Liquor Group Co., Ltd.	11	*

10.45	Distribution Agreement - Shaanxi Du Kang Liquor Sales Management Co., Ltd.	12	*
10.46	Sanitation License	13	*
10.47	Loan Agreement - Shaanxi Changjiang Electric Power and Energy Sources Co., Ltd.	14	*
10.48	Assets Lease Agreement - Shaanxi BaiShui Du Kang Liquor Co., Ltd.	15	*
14	Code of Ethics	1	*
21	Subsidiaries of the registrant	2	***
31.1	(i) Rule 13a-14(a)/ 15d-14(a) Certifications		*
31.2	(ii) Rule 13a-14(d)/ 15d-14(d) Certifications		*
32	Section 1350 Certifications		*

101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Labels Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

Legends
*	Filed herewith
1*	Filed as Exhibit to Form 10 on 11-10-2009
2*	Filed as Exhibit 10.2 to Form 10 Amendment 2 on 12-04-2009
2**	Filed as Exhibit 10.3 to Form 10 Amendment 2 on 12-04-2009
2***	Filed as Exhibit 21.1 to Form 10 Amendment 2 on 12-04-2009
3*	Equity Transfer Agreement Filed as Exhibit 10.1 to Form 10 Amendment 3 on 1-21-2010
3.1*	Filed as Exhibit 3.1 to Form 10 Amendment 4 on 4-22-2010
3.2*	Filed as Exhibit 3.2 to Form 10 Amendment 4 on 4-22-2010
4.1*	Filed as Exhibit 4.1 to Form 10 Amendment 4 on 4-22-2010
6*	Filed under corresponding Exhibit Number to Form 10 Amendment 6 on 1-24-2011
7*	Plan of Exchange Filed as Exhibit 10.1 to Form 10 Amendment 4 on 4-22-2010
8*	Land Use Rights Filed as Exhibit 10.2 to Form 10 Amendment 4 on 4-22-2010
9*	Lease Agreement Filed as Exhibit 10.3 to Form 10 Amendment 4 on 4-22-2010
10*	Distribution Agreement Filed as Exhibit 10.4 to Form 10 Amendment 4 Filed on 4-22-2010
11*	Distribution Agreement Filed as Exhibit 10.5 to Form 10 Amendment 4 Filed on 4-22-2010
12*	Distribution Agreement Filed as Exhibit 10.6 to Form 10 Amendment 4 Filed on 4-24-2010
13*	Sanitation License Filed as Exhibit 10.7 to Form 10 Amendment 4 Filed 4-22-2010
14*	Loan Agreement Filed as Exhibit 10.44 to Form 10 Amendment 7 on 03-24-2011
15*	Asset Lease Agreement Filed as Exhibit 10.46 to Form 10 Amendment 8 on 10-04-2011

**
Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.