Form 10-Q
period 2013-03-31
CHINA DU KANG CO. LTD.
filed 2013-05-20
CIK 1472635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from____to____

Commission File No. 333-157281

CHINA DU KANG CO. LTD.
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 17, 2013: 100,113,791 shares of common stock

China Du Kang Co. Ltd.
FORM 10-Q

TABLE OF CONTENTS

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Consolidated Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012 (audited)	3

	Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012 (unaudited)	4

	Consolidated Statements of Comprehensive Loss for the three months ended March 31,2013 and 2012 (unaudited)	5

	Consolidated Statements of Cash Flows f or the three months ended March 31,2013 and 2012 (unaudited)	6

	Notes to Consolidated Financial Statements	7 - 33

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Controls and Procedures	38

PART II.	OTHER INFORMATION

Item 6.	Exhibits	39

	Signatures	40

CHINA DU KANG CO. LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$406,174	$681,702
Accounts receivable (Note 5)	603,820	541,246
Others receivable	28,385	26,517
Prepaid expenses (Note 6)	1,326,384	1,244,199
Inventories (Note 7)	7,398,363	6,962,485
Total current assets	9,763,126	9,456,149

Property, Plant and Equipment, net (Note 8)	4,317,060	4,245,296
Intangible assets, net (Note 9)	2,007,447	2,006,989
Long-term investment	1,910,341	1,899,907

Total Assets	$17,997,974	$17,608,341

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,257,332	$1,068,104
Accrued expenses (Note 10)	405,764	336,130
Others payable	84,685	64,541
Taxes payable (Note 11)	750,653	661,838
Deferred revenue (Note 12)	3,793,004	4,174,197
Security deposit	82,147	81,695
Lease liability-current	82,000	83,926
Total Current Liabilities	6,455,585	6,470,431

Long-term Liabilities:
Lease liability-long-term	748,502	770,016
Total Long-term Liabilities	748,502	770,016
Total Liabilities	7,204,087	7,240,447

Commitments and Contingencies (Note 17)	-	-

Shareholders' Equity:
China Du Kang Co. Ltd. Shareholders' Equity
Preferred stock, par value $0.001, 5,000,000 shares authorized;
none issued and outstanding as of March 31, 2013 and December 31, 2012	-	-
Common stock, par value $0.001, 250,000,000 shares authorized;
100,113,791 shares issued and outstanding as of March 31, 2013 and December 31, 2012	100,114	100,114
Additional paid-in capital	27,385,386	27,385,386
Accumulated deficit	(21,022,139)	(21,345,293)
Accumulated other comprehensive income	(709,988)	(767,180)
Total China Du Kang Co. Ltd. Shareholders' equity	5,753,373	5,373,027
Noncontrolling Interest	5,040,514	4,994,867
Total Shareholders' Equity	10,793,887	10,367,894
Total Liabilities and Shareholders' Equity	$17,997,974	$17,608,341

See Notes to Consolidated Financial Statements

CHINA DU KANG CO. LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2013	2012
	(unaudited)	(unaudited)
Revenues
Sales of Liquor	$1,818,199	$614,377
License Fees	156,603	212,322
Gross Revenues	1,974,802	826,699

Costs of Revenues
Costs of Liquor Sold	950,892	459,435
Costs of License Fees	-	-
Total Costs of Sales	950,892	459,435

Gross Profit	1,023,910	367,264

Operating Expenses

Selling Expenses
Sales commission	54,570	-
Advertising expenses	49,356	12,609
Promotion expenses	153,441	-
Travel and entertainment	18,965	7,652
Total Selling Expenses	276,332	20,261

General and Administrative Expenses
Payroll	103,397	71,353
Employee benefit and pension	14,054	21,617
Depreciation and amortization expenses	30,944	31,370
Professional fees and consultancy fees	43,936	52,530
Office expenses	15,674	20,982
Vehicle expenses	6,993	7,782
Bad debt expenses	25,039	-
Travel and entertainment	20,358	7,908
Other general and administrative expenses	1,169	-
Total General and Administrative Expenses	261,564	213,542

Total Operating Expenses	537,896	233,803

Income from Operations	486,014	133,461

Other Income (Expenses)
Interest income	455	1,223
Interest Expenses-capital lease	(10,133)	(8,048)
Governmental subsidy	-	261,071
Other income (expense)	(94,096)	32
Total Other Income (Expenses)	(103,774)	254,278

Income before Provision for Income Tax	382,240	387,739

Provision for Income Tax (Note 16)	(13,451)	(22,353)

Net Income	368,789	365,386

Less: Net income attributable to noncontrolling interest	45,635	40,583

Net Income attributable to
China Du Kang Co. Ltd.	$323,154	$324,803

Basic and Fully Diluted Income per Share	$0.003	$0.003

Weighted average shares outstanding	100,113,791	100,113,791

See Notes to Consolidated Financial Statements

CHINA DU KANG CO. LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended
	March 31,
	2013	2012
	(unaudited)	(unaudited)

Net Income	$368,789	$365,386
Other comprehensive income, net of tax:
Effects of foreign currency conversion	57,204	59,623
Total other comprehensive income, net of tax	57,204	59,623
Comprehensive loss	425,993	425,009
Less: Comprehensive income attributable to
the noncontrolling interest	(45,647)	(40,553)
Comprehensive income attributable to
China Du Kang Co. Ltd.	$380,346	$384,456

See Notes to Consolidated Financial Statements

CHINA DU KANG CO. LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2013	2012
	(unaudited)	(unaudited)
Cash Flows from Operating Activities

Net income including noncontrolling interest	$368,789	$365,386
Adjustments to reconcile net income
including noncontrolling interest to net cash
provided (used) by operating activities:
Depreciation	90,547	119,545
Amortization	10,558	11,153
Bad debt expenses	25,039	-
Obsolete inventory write-down	33,735	9,842
Changes in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	(84,600)	(56,813)
(Increase)/Decrease in others receivable	(1,721)	(3,589)
(Increase)/Decrease in prepaid expenses	(75,301)	(244,494)
(Increase)/Decrease in inventories	(431,106)	30,506
Increase/(Decrease) in accounts payable	183,239	32,630
Increase/(Decrease) in accrued expenses	67,742	(33,270)
Increase/(Decrease) in other payable	19,776	19,730
Increase/(Decrease) in taxes payable	85,123	10,596
Increase/(Decrease) in deferred revenue	(403,845)	(244,825)
Increase/(Decrease) in lease liabilities	(28,111)	(30,989)
Net cash used in operating activities	(140,136)	(14,592)

Cash Flows from Investing Activities

Purchase of fixed assets	(138,918)	(13,870)
Net cash used in investing activities	(138,918)	(13,870)

Cash Flows from Financing Activities

Net cash provided by financing activities	-	-

Decrease in cash	(279,054)	(28,462)
Effects of exchange rates on cash	3,526	6,164
Cash at beginning of period	681,702	968,370
Cash at end of period	$406,174	$946,072

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$10,133	$8,048
Income tax	$55,088	$-

See Notes to Consolidated Financial Statements

CHINA DU KANG CO. LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1-	BASIS OF PRESENTATION

The accompanying unaudited financial statements of China Du Kang Co. Ltd. and subsidiaries, (the “Company” or "Du Kang") were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company (“Management”) believes that the following disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the notes for the year ended December 31, 2012.

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the three months ended March 31, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

CHINA DU KANG CO. LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2-	ORGANIZATION AND OPERATIONS (continued)

Xidenghui, Baishui Dukang, and Brand Management are the three of these affiliated companies that are engaged in business operations. Du Kang, Merit, and Huitong are holding companies, whose business is to hold an equity ownership interest in Xidenghui, Baishui Dukang, and Brand Management. All these affiliated companies are hereafter referred to as the "Company". Currently, the Company is principally engaged in the business of production and distribution of distilled spirit with the brand name of “Baishui Dukang”. The Company also licenses the brand name to other liquor manufactures and liquor stores. The Company's structure is summarized in the following chart.

China Du Kang Co. Ltd. ("China Du Kang") F/K/A Amstar Financial Holdings, Inc. ("AFLH") Incorporated in the State of Nevada on January 16, 1987

Acquiring 100% equity interest on 2/11/2008

Hong Kong Merit Enterprise Limited “Merit" Incorporated in Hong Kong on September 8, 2006

Acquiring 100% equity interest on 1/22/2008

Shaanxi Huitong Food Development Co., Inc. “Huitong” Incorporated in Shaanxi Province, PRC on August 9, 2007

Acquiring 98.24% equity interest on 12/26/2007 The equity interest changed to 83.75% on October 1, 2011

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

CHINA DU KANG CO. LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CHINA DU KANG CO. LTD. AND SUBSIDIARIES
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

CHINA DU KANG CO. LTD. AND SUBSIDIARIES
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

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

Period Covered	Balance Sheet Date Rates	Average Rates

Three months ended March 31, 2013	6.28160	6.28582
Three months ended March 31, 2012	6.32470	6.32012
Year ended December 31, 2012	6.31610	6.31984
Year ended December 31, 2011	6.36470	6.47351

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

CHINA DU KANG CO. LTD. AND SUBSIDIARIES
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

CHINA DUKANG CO., LTD. AND SUBSIDIARIES
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

CHINA DU KANG CO. LTD. AND SUBSIDIARIES
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

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets without residual value. The percentages or depreciable life applied are:

Building and warehouses	20 years
Machinery and equipment	7-10 years
Office equipment and furniture	3-5 years
Motor vehicles	5 years
Leased assets	Lease duration

Intangible Assets

Intangible assets are carried at cost.  Amortization is calculated on a straight-line basis over the estimated useful life of the assets without residual value.  The percentages or amortizable life applied are:

Land use right	50 years
Trade Mark	10 years

CHINA DU KANG CO. LTD. AND SUBSIDIARIES
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

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with the FASB ASC 720-35, “Advertising Costs". The advertising costs were $49,356, and $12,609 for the three months ended March 31, 2013 and 2012, respectively.

CHINA DU KANG CO. LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4-	SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and Development Costs

Research and development costs relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed when incurred in accordance with the FASB ASC 730, "Research and Development". Research and development costs were immaterial for the three months ended March 31, 2013 and 2012, respectively.

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

CHINA DU KANG CO. LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4-	SIGNIFICANT ACCOUNTING POLICIES (continued)

Pension and Employee Benefits

Full time employees of the PRC entities participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Company to accrue for these benefits based on certain percentages of the employees' salaries. The Management believes full time employees who have passed the probation period are entitled to such benefits. The total provisions for such employee benefits were $14,054 and $18,491 for the three months ended March 31, 2013 and 2012, respectively.

Government Subsidies

The Company records government grants as current liabilities upon reception. A government subsidy revenue is recognized only when there is reasonable assurance that the Company has complied with all conditions attached to the grant. The Company recognized government subsidy of $0 and $261,071 for the three months ended March 31, 2013 and 2012, respectively.

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

CHINA DU KANG CO. LTD. AND SUBSIDIARIES
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

CHINA DU KANG CO. LTD. AND SUBSIDIARIES
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

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with FASB ASC 260, “Earnings Per Share” , which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no potentially dilutive securities outstanding (options and warrants) for the three months ended March 31, 2013 and 2012, respectively.

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

CHINA DU KANG CO. LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4-	SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters. This standard provides additional guidance with respect to the reclassification into income of the cumulative translation adjustment (CTA) recorded in accumulated other comprehensive income associated with a foreign entity of a parent company. The ASU differentiates between transactions occurring within a foreign entity and transactions/events affecting an investment in a foreign entity. For transactions within a foreign entity, the full CTA associated with the foreign entity would be reclassified into income only when the sale of a subsidiary or group of net assets within the foreign entity represents the substantially complete liquidation of that foreign entity. For transactions/events affecting an investment in a foreign entity (for example, control or ownership of shares in a foreign entity), the full CTA associated with the foreign entity would be reclassified into income only if the parent no longer has a controlling interest in that foreign entity as a result of the transaction/event. In addition, acquisitions of a foreign entity completed in stages will trigger release of the CTA associated with an equity method investment in that entity at the point a controlling interest in the foreign entity is obtained. This ASU is effective prospectively beginning January 1, 2014, with early adoption permitted. This ASU would impact the Company’s consolidated results of operations and financial condition only in the instance of an event/transaction as described above.

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

In July 2012, the Financial Accounting Standards Board (“FASB”) released Accounting Standards Update No. 2012-02 (“ASU 2011-12”), Testing Indefinite-Lived Intangible Assets for Impairment. Under this standard, entities testing long-lived intangible assets for impairment now have an option of performing a qualitative assessment to determine whether further impairment testing is necessary. If an entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more-likely-than-not less than the carrying amount, the existing quantitative impairment test is required. Otherwise, no further impairment testing is required. This ASU is effective beginning January 1, 2013, with early adoption permitted under certain conditions. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations, and cash flows.

CHINA DU KANG CO. LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5-	ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	March 31,	December 31,
	2013	2012
	(unaudited)
Accounts receivable	$689,455	$602,688
Accounts receivable-related party	154,898	154,052
Less: Allowance for doubtful accounts	(240,533)	(215,494)
Accounts receivable, net	$603,820	$541,246

Bad debt expense charged to operations was $25,039 and $0 for the three months ended March 31, 2013 and 2012, respectively.

Refer to Note 14 - Sales of Liquor to Related Party for accounts receivable of related party.

Note 6-	PREPAID EXPENSES

Prepaid expenses consist of the following:

	March 31,	December 31,
	2013	2012
	(unaudited)
Machinery and parts	$150,774	$135,222
Raw materials and supplies	34,216	49,477
Packing and supply materials	150,889	74,343
Advance to contraction project	990,505	985,157
Total	$1,326,384	$1,244,199

Note 7-	INVENTORIES

Inventories consist of following:

	March 31,	December 31,
	2013	2012
	(unaudited)
Finished goods	$3,054,228	$2,982,436
Work-in-progress	3,204,999	3,001,300
Raw materials and supplies	184,712	65,565
Supplies and packing materials	1,121,599	1,046,624
Less: Allowance for obsolete inventory	(167,175)	(133,440)
Total	$7,398,363	$6,962,485

Obsolete/Slow moving inventory was $33,735 and $9,842 for the three months ended March 31, 2013 and 2012, respectively, and these amounts were included in costs of goods sold.

CHINA DU KANG CO. LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8-	PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment:

	March 31,	December 31,
	2013	2012
	(unaudited)
Building and warehouses	$3,258,918	$3,185,704
Machinery and equipment	2,343,071	2,278,147
Office equipment and furniture	285,437	281,718
Motor vehicles	375,784	373,732
Leased assets	2,597,211	2,561,674
Total	8,860,421	8,680,975
Less: Accumulated depreciation	(4,938,481)	(4,821,423)
	3,921,940	3,859,552
Add: Construction in progress	395,120	385,744
Total property, plant and equipment, net	$4,317,060	$4,245,296

Depreciation expense charged to operations was $90,547 and $119,545 for the three months ended March 31, 2013 and 2012, respectively. Depreciation expense with respect to production equipment that was charged to cost of sales was $70,161 and $99,328 for the three months ended March 31, 2013 and 2012, respectively. The remainder, depreciation expense attributable to equipment used in administration, was $20,386 and $20,217 for the three months ended March 31, 2013 and 2012, respectively, and was included in general and administration expenses.

Note 9-	INTANGIBLE ASSETS

The following is a summary of intangible assets, less amortization:

	March 31,	December 31,
	2013	2012
	(unaudited)
Land use right	$2,112,929	$2,101,388
Trade Mark of "Xidenghui"	71,638	71,246
Trade Mark of "Baishui Du Kang"	26,267	26,124
Total intangible assets	2,210,834	2,198,758
Less: Accumulated amortization	(203,387)	(191,769)
Total intangible assets, net	$2,007,447	$2,006,989

Amortization expense charged to operations was $10,558 and $11,153 for the three months ended March 31, 2013 and 2012, respectively.

Note 10-	ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31,	December 31,
	2013	2012
	(unaudited)
Accrued payroll	$86,549	$98,532
Accrued employee benefits	59,749	59,422
Accrued pension and employee benefit	198,460	140,892
Accrued office expenses	61,006	37,284
Total	$405,764	$336,130

CHINA DU KANG CO. LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11-	TAXES PAYABLE

Taxes payable consists of the following:

	March 31,	December 31,
	2013	2012
	(unaudited)
Income tax	$478,434	$469,513
Sales tax and sales tax affixation	149,074	142,687
Excise taxes	47,010	42,797
Value-added Tax ("VAT")	73,286	3,715
Other taxes	2,849	3,126
Total taxes payable	$750,653	$661,838

Note 12-	DEFERRED REVENUE

Deferred revenue consist of the following:

	March 31,	December 31,
	2013	2012
	(unaudited)
Deferred revenue	$2,102,633	$2,498,357
Deferred revenue-related party	1,690,371	1,675,840
Total	$4,174,197	$2,785,391

Refer to Note 14 - Sales of Liquor to Related Party for deferred revenues of related party.

Note 13-	SEGMENT REPORTING

The Company operates in two reportable business segments that are determined based upon differences in products and services. Summarized information by business segment is as follows:

	For the Three Months Ended
	March 31,
	2013	2012
	(unaudited)	(unaudited)
REVENUE
Sales of Liquor	$1,818,199	$614,377
Franchise Fees	$156,603	$212,322

COST OF SALES
Sales of Liquor	$950,892	$459,435
Franchise Fees	$-	$-

GROSS PROFITS
Sales of Liquor	$867,307	$154,942
Franchise Fees	$156,603	$212,322

	March 31,	December 31,
	2013	2012
	(unaudited)
TOTAL ASSETS OF LIQUOR PRODUCTION AND DISTRIBUTION	$30,010,823	$29,157,214

TOTAL ASSETS OF BRAND NAME FRANCHISE	$4,323,259	$4,361,566

CHINA DU KANG CO. LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14-	SALES OF LIQUOR TO RELATED PARTIES

The Company generally sells liquor to liquor distributors. Some of these liquor distributors are our affiliates, which are directly or indirectly, beneficially and in the aggregate, majority-owned and controlled by directors and principal shareholders of the Company. The price will be different if we sell to third parties. The amount sold to these affiliates are as follows:

		For the Three Months Ended March 31,
Name of Related Party	Description	2013	2012
		(unaudited)	(unaudited)
Shaanxi Dukang Group Co., Ltd.	Affiliate 2	$498,109	$400,151
Shaanxi Baishui Shiye Co., Ltd.
(F/K/A Shaanxi Baishui Dukang Trade Co., Ltd.)	Affiliate 3	-	45,801
Total		$498,109	$445,952

In related to sales to related-parties, our subsidiaries have accounts receivable and deferred revenue from related-parties, as disclosed in the following:

Due from related parties

Due from related parties consists of the following:

		March 31,	December 31,
Name of Related Party	Description	2013	2012
		(unaudited)
Shaanxi Yellow-river Bay Wenquan Lake Park Co., Ltd.,	Non-consolidated,
F/K/A Shaanxi Yellow-river Wetlands Park Co., Ltd.	7.9% owned subsidiary	$34,300	$34,113
Shaanxi Zhongke Spaceflight Agriculture
Development Stock Co., Ltd.	Affiliate 1	120,598	119,939
Total		$154,898	$154,052

Due to related parties

Due to related parties consists of the following:

		March 31,	December 31,
Name of Related Party	Description	2013	2012
		(unaudited)
Shaanxi Dukang Group Co., Ltd.	Affiliate 2	$1,270,031	$1,258,241
Shaanxi Baishui Shiye Co., Ltd.
(F/K/A Shaanxi Baishui Dukang Trade Co., Ltd.)	Affiliate 3	328,007	325,770
Shaanix Mining New Energy Co., Ltd.	Affiliate 4	92,333	91,829
Total		$1,690,371	$1,675,840

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

CHINA DU KANG CO. LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15-	CONCENTRATIONS AND CREDIT RISKS

The Company operates in the PRC and grants credit to its customers in this geographic region based on an evaluation of the customer's financial condition. Although the PRC is economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

Major Customers

The following major customers accounted for approximately 5% or more of the Company’s total sales as summarized in the following:

			For the Three Months Ended March 31,
			2013		2012
			(unaudited)		(unaudited)
	Major	Type of		Percentage of		Percentage of
	Customers	Customer	Revenue	Total Revenue	Revenue	Total Revenue
*	Shaanxi Dukang Group Co., Ltd.	Distributor	$498,109	25.22%	$400,151	48.40%
*	Shaanxi Baishui Dukang Shiye Co., Ltd.	Distributor	-	-	45,801	5.54%
	Xinhui Shanghang Co., Ltd.	Distributor	644,233	32.62%	-
	Mr. Weidong Peng	Distributor	104,769	5.31%	-
	Mr. Anxian Xie	Agent	-	-	44,858	5.43%
	Mr. Changzhong Ji	Agent	-	-	44,857	5.43%
	Ms. Jie Cao	Agent	-	-	44,857	5.43%
	Total		$1,247,111	63.15%	$580,524	70.22%

Major Suppliers

The following major suppliers accounted for approximately 5% or more of the Company’s total purchase as summarized in the following:

			For the Three Months Ended March 31,
			2013		2012
			(unaudited)		(unaudited)
	Major	Type of		Percentage of		Percentage of
	Suppliers	Goods	Purchase	Total Purchase	Purchase	Total Purchase
	Hunan Dexing China Co., Ltd.	Packing materials	$-	-	$12,718	10.92%
	Hunan Hualian Taochi Co., Ltd.	Packing materials	97,076	9.90%	-	-
	Hunan Liling Liangyou Geramacs Co., Ltd.	Packing materials	-	-	19,155	16.45%
	Hunan Fengling Liangyou China Co., Ltd.	Packing materials	82,413	8.41%	-	-
	Wenzhou Zhixin Wujin Glass Co., Ltd.	Packing materials	-	-	30,910	26.55%
	Yuncheng Aofeng Glass Co., Ltd.	Packing materials	-	-	47,893	41.14%
*	Shaanxi Dukang Group Co., Ltd.	Packing materials	157,111	16.03%	-	-
	Shangluo Danquan Distribution Co., Ltd.	Raw materials	122,711	12.52%	-	-
	Mr. Xiaorong Yang	Raw materials	110,185	11.24%	-	-
	Mr. Deli Xu	Raw materials	64,232	6.55%	-	-
	Total		$633,727	64.65%	$110,676	95.06%

* Shaanxi Dukang Group Co., Ltd. and Shaanxi Baishui Duking Shiye Co., Ltd are related parties of the Company, see the nature of the affiliation relationship in Note 12.

The Company purchases packing materials from our affiliates, which are directly or indirectly, beneficially and in the aggregate, majority-owned and controlled by directors and principal shareholders of the Company.  The price will be different if we purchase from third parties.

CHINA DU KANG CO. LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16-	NONCONTROLLING INTEREST

Balance of Noncontrolling Interest consists of the following:

	Subsidiary and Noncontrolling Interest percentage
	Brand Management	Baishui Dukang	Xidenghui		Total Noncontrolling
	30.00%	9.49% %	16.25%	(4)	Interest

Balance @ December 31, 2007	$40,057	$85,189	$-	(1)	$125,246

Noncontrolling Interest income (Loss)	(42,081)	(45,176)	-		(87,258)

Other Comprehensive Income (Loss)-
effects of Foreign Currency Conversion	2,024	5,003	-		7,028

Balance @ December 31, 2008	$-	$45,016	$-		$45,016

Noncontrolling Interest income (Loss)	28,071	(60,287)	(23,661	)(2)	(55,878)

Other Comprehensive Income (Loss)-
effects of Foreign Currency Conversion	15	79	(13)		82

Balance @ December 31, 2009	$28,086	$(15,192)	$(23,674)		$(10,780)

Noncontrolling Interest income (Loss)	173,253	(44,796)	(18,047)		110,410

Other Comprehensive Income (Loss)-
effects of Foreign Currency Conversion	5,332	(1,648)	(1,263)		2,421

Balance @ December 31, 2010	$206,671	$(61,636)	$(42,984)		$102,051

Debt Conversion	-	218,865	4,644,728		4,863,593

Noncontrolling Interest income (Loss)	130,183	(29,866)	27,494		127,810

Other Comprehensive Income (Loss)-
effects of Foreign Currency Conversion	2,225	(509)	2,809		4,526

Balance @ December 31, 2011	$339,079	$126,854	$4,632,047		$5,097,980

Reverse of Debt Conversion	-	-	(99,603)		(99,603)

Noncontrolling Interest income (Loss)	29,308	(32,815)	(0)		(3,507)

Other Comprehensive Income (Loss)-
effects of Foreign Currency Conversion	17	(20)	-		(3)

Balance @ December 31, 2012	$368,404	$94,019	$4,532,444		$4,994,867

Noncontrolling Interest income (Loss)	12,106	(9,205)	42,734		45,635

Other Comprehensive Income (Loss)-
effects of Foreign Currency Conversion	169	(186)	29		12

Balance @ March 31, 2013	$380,679	$84,628	$4,575,207		$5,040,514

CHINA DU KANG CO. LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16-	NONCONTROLLING INTEREST (continued)

Noncontrolling interest income consists of the following:

	For the Three Months Ended March 31, 2013
	(unaudited)

Name of Subsidiary	Brand Management		Baishui Dukang		Xidenghui		Parent/Holding Company
	Total Income	Noncontrolling Interest Income	Total Income	Noncontrolling Interest Income	Total Income	Noncontrolling Interest Income	Total		Noncontrolling Interest
	100%	30%	100%	9.49%	100%	16.25% (4)	Income		Income

Net Income (Loss)	$40,352	$12,106	$(96,992)	$(9,205)	$468,428	$76,120	$(42,996)		$-

Income (Loss) from subsidiary
(equity method)	-	-	-	-	(59,541)	(9,675)	366,153		45,635

Total Income (Loss)	40,352	12,106	(96,992)	(9,205)	408,887	66,444	323,157		45,635

Adjustments to noncontrolling interest
to absorb prior accumulated deficit	-	-	-	-	-	(23,710)	-		-

Less: Income (Loss) attributable to
noncontrolling interest	(12,106)	-	9,205	-	(66,444)	-	-		-

Income (Loss) attributable to Majority	$28,246		$(87,788)		$342,443		$323,157	(3)
Income (Loss) attributable to
noncontrolling interest		$12,106		$(9,205)		$42,734			$45,635

	For the Three Months Ended March 31, 2012
	(unaudited)

Name of Subsidiary	Brand Management		Baishui Dukang		Xidenghui			Parent/Holding Company
	Total Income	Noncontrolling Interest Income	Total Income	Noncontrolling Interest Income	Total Income	Noncontrolling Interest Income		Total		Noncontrolling Interest
	100%	30%	100%	9.49%	100%	16.25%	(4)	Income		Income

Net Income (Loss)	$67,060	$20,118	$215,645	$20,465	$82,823	$13,691		$(144)		$-

Income (Loss) from subsidiary
(equity method)	-	-	-	-	242,122	40,023		324,945		40,583

Total Income (Loss)	67,060	20,118	215,645	20,465	324,945	53,713		324,801		40,583

Adjustments to noncontrolling interest
to absorb prior accumulated deficit	-	-	-	-	-	(53,713)		-		-

Less: Income (Loss) attributable to
noncontrolling interest	(20,118)	-	(20,465)	-	-	-		-		-

Income (Loss) attributable to Majority	$46,942		$195,180		$324,945			$324,801	(3)
Income (Loss) attributable to
noncontrolling interest		$20,118		$20,465		$-				$40,583

CHINA DU KANG CO. LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16-	NONCONTROLLING INTEREST (continued)

Noncontrolling interest income consists of the following:

	For the Year Ended December 31, 2012

Name of Subsidiary	Brand Management		Baishui Dukang		Xidenghui		Parent/Holding Company
	Total Income	Noncontrolling Interest Income	Total Income	Noncontrolling Interest Income	Total Income	Noncontrolling Interest Income	Total		Noncontrolling Interest
	100%	30%	100%	9.49%	100%	16.25% (4)	Income		Income

Net Income (Loss)	$97,693	$29,308	$(345,788)	$(32,815)	$1,173,569	$190,705	$(814)		$-

Income (Loss) from subsidiary
(equity method)	-	-	-	-	(244,587)	(39,745)	778,022		(3,507)

Total Income (Loss)	97,693	29,308	(345,788)	(32,815)	928,982	150,960	777,208		(3,507)

Adjustments to noncontrolling interest
to absorb prior accumulated deficit	-	-	-	-	-	(150,960)	-		-

Less: Income (Loss) attributable to
noncontrolling interest	(29,308)	-	32,815	-	(150,960)	-	-		-

Income (Loss) attributable to Majority	$68,385		$(312,972)		$778,022		$777,208	(3)
Income (Loss) attributable to
noncontrolling interest		$29,308		$(32,815)		$(0)			$(3,507)

	For the Year Ended December 31, 2011

Name of Subsidiary	Brand Management		Baishui Dukang		Xidenghui			Parent/Holding Company
	Total Income	Noncontrolling Interest Income	Total Income	Noncontrolling Interest Income	Total Income	Noncontrolling Interest Income		Total		Noncontrolling Interest
	100%	30%	100%	9.49%	100%	16.25%	(4)	Income		Income

Net Income (Loss)	$433,942	$130,183	$(314,709)	$(29,866)	$(814,314)	$2,943		$(917)		$-

Income (Loss) from subsidiary
(equity method)	-	-	-	-	18,917	24,550		(822,891)		127,810

Total Income (Loss)	433,942	130,183	(314,709)	(29,866)	(795,397)	27,494		(823,808)		127,810

Less: Income (Loss) attributable to
noncontrolling interest	(130,183)	-	29,866	-	(27,494)	-		-		-

Income (Loss) attributable to Majority	$303,760		$(284,843)		$(822,891)			$(823,808	)(3)
Income (Loss) attributable to
noncontrolling interest		$130,183		$(29,866)		$27,494				$127,810

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

CHINA DU KANG CO. LTD. AND SUBSIDIARIES
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

CHINA DU KANG CO. LTD. AND SUBSIDIARIES
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

CHINA DU KANG CO. LTD. AND SUBSIDIARIES
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

CHINA DU KANG CO. LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18-	CONDENSED PARENT COMPANY FINANCIAL INFORMATION

Basis of Presentation

The condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of the subsidiaries of China Du Kang Co. Ltd. exceed 25% of the consolidated net assets of China Du Kang Co. Ltd. The ability of the Company’s Chinese operating subsidiaries to pay dividends may be restricted due to the foreign exchange control policies and availability of cash balances of the Chinese operating subsidiaries. Because substantially all of the Company’s operations are conducted in China and a substantial majority of its revenues are generated in China, a majority of the Company’s revenue being earned and currency received are denominated in Renminbi (RMB). RMB is subject to the exchange control regulation in China, and, as a result, the Company may be unable to distribute any dividends outside of China due to PRC exchange control regulations that restrict its ability to convert RMB into US Dollars.

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

CHINA DU KANG CO. LTD.
CONDENSED PARENT COMPANY BALANCE SHEETS
(Dollars in Thousands)

	March 31,	December 31,
	2013	2012
	(unaudited)
ASSETS
Investment in subsidiaries, at equity in net assets	5,753	5,373
Total Assets	$5,753	$5,373

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities	-	-

Commitments and Contingencies	-	-

Shareholders' Equity:
Preferred stock, par value $0.001, 5,000,000 shares authorized;
no shares issued and outstanding as of
March 31, 2013 and December 31, 2012	-	-
Common stock, par value $0.001, 250,000,000 shares authorized;
100,113,791 shares issued and outstanding as of
December 31, 2012 and 2011	100	100
Additional paid-in capital	27,385	27,385
Accumulated deficit	(21,022)	(21,345)
Accumulated other comprehensive income	(710)	(767)
Total Shareholders' equity (deficit)	$5,753	$5,373

CHINA DU KANG CO. LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18-	CONDENSED PARENT COMPANY FINANCIAL INFORMATION (continued)

CHINA DU KANG CO. LTD.
CONDENSED PARENT COMPANY STATEMENT OF OPERATIONS
(Dollars in Thousands)

	For the Three Months Ended
	March 31,
	2013	2012
	(unaudited)	(unaudited)

Operating Expenses	$-	$-

Equity in undistributed income of subsidiaries	369	365
Net Income	$369	$365

CHINA DU KANG CO. LTD.
CONDENSED PARENT COMPANY STATEMENT OF CASH FLOWS
(Dollars in Thousands)

	For the Three Months Ended
	March 31,
	2013	2012
	(unaudited)	(unaudited)

Cash Flows from Operating Activities
Net income	$369	$365
Adjustments to reconcile net income (loss) provided by cash flows from operations
Equity in undistributed income of subsidiaries	(369)	(365)
Net cash provided by operating activities	-	-

Increase (decrease) in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

Revenue

Total revenues for the three months ended March 31, 2013 were $1,974,802 as compared to $826,322 for the same period of 2012. These include sales of liquor, which were $1,818,199 for the three months ended March 31, 2013 and $614,377 for the same period of 2012. The license fees revenue for the three months ended March 31, 2013 were $156,603 and $212,322 for the same period of 2012, representing a decrease of 26.2%.

Sales of liquor to related parties distributors were $489,189 or approximately 24.8% of total liquor sales for the three months ended March 31, 2013; and $467,931 or 76.16% of total liquor sales for the three months ended March 31, 2012, respectively. Corresponding related parties accounts receivables to the sales revenues were $154,898 and $154,052 at March 31, 2013 and December 31, 2012, respectively.

There are no related parties’ revenues generated from license fees or agent sales.

The Company’s revenues from sales of liquor for the three months ended March 31, 2013 increased approximately 195.9% as compared to the same period in 2012. The increase in sales revenues resulted from a sales and marketing strategy implemented by the Company to increase its third party customer base instead of relying on related party distributors for sale of its products.

Cost of Goods and Gross Margin

The overall gross margin for the three month ended March 31, 2013 was 51.8% as compared to 44.4% for the comparable period of 2012. Gross margin on sales of liquor was 47.7% in the three months ended March 31, 2013, representing an increase of 22.5% when compared to 25.2% for the comparable period in 2012.

The increase in gross margin on sales of liquor resulted from increase of sales to unrelated third parties. Historically, the Company primarily sold its liquor products to the related parties’ distributors at deep discount prices. As the Company increases its customers’ base, the gross margin increased as well. The Company also had obsolete inventory of $33,735 for the three months ended March 31, 2013.

Operating Expenses

Expenses from operations totaled $537,896 and $233,803 for the three months ended March 31, 2013 and 2012, respectively.

Selling expenses increased $256,071 from $20,261 for the three months ended March 31, 2012 to $276,332 for the same period in 2013. The Company increased its sales to unrelated third parties by increasing its promotions to customers, providing sales commissions to its sales employees and agents, as well as increasing its advertising campaign spending.

General and administrative expenses were $261,654 and $213,542 for the three months ended March 31, 2013 and 2012, respectively. The increase in general and administrative expenses was $48,022 or 22.5%, represented by an increase in payroll expenses, bad debt expenses, and travel and entertainment expenses. The Company expects bad debt expense to increase as a result of increase of sales to third party customers.

The changes in operating expenses, both selling expenses and general and administrative expenses arose from the Company's decision to change its distribution practices. The Company has begun its effort to move away from its emphasis on affiliates to a much broader network of third party resellers.

Other Income and Expenses

The Company has other expenses of $103,774 for the three months ended March 31, 2013 and other income of $254,278 for the three months ended March 31, 2012. The Company spent $94,096 in application fees for its manufacturing plant to be a historical site in China Baishui province. The Company received a government subsidy of $261,071 for the three months ended March 31, 2012. The Company incurred interest expense net of $9,678 and $6,825 for the three months ended March 31, 2013 and 2012, respectively, attributable to capital lease.

LIQUIDITY AND CAPITAL RESOURCES

Working capital

	March 31,	December 31,
	2013	2012
Current assets	$9,763,126	$9,456,149
Current liabilities	6,455,585	6,470,431
Working capital	$3,307,541	$2,985,718

Cash and cash equivalents at March 31, 2013 and December 31, 2012 was $406,174 and $681,702, respectively. The Company has working capital of $3,307,541 at March 31, 2013 as compared to $2,985,718 at December 31, 2012.

As of March 31, 2013, our total assets were $17,997,974, total liabilities were $7,204,087, and shareholders’ equity was $10,793,887, compared to $17,608,341, $7,240,447 and $10,367,894, respectively, as of December 31, 2012. The increase was attributable to an increase in inventories and accounts payable along with a decrease in deferred revenues.

Operating Activities

We experienced a net income of $368,789 for the three months ended March 31, 2013 as compared to a net income of $365,386 for the same period of 2012.

Changes in operating assets and liabilities included an increase in accounts receivable from $541,246 at December 31, 2012 to $603,820 at March 31, 2013. Accounts receivable increased $84,600 from $541,246 to $603,820, prepaid expenses increased $82,185 from $1,244,199 to $1,326,384, and inventory increased $431,106 from $6,962,485 to $7,398,363 for the three months period ended March 31, 2013 as a result of higher prices in raw materials used for liquor production.

Changes in operating liabilities such as accounts payable and accrued expenses for the three months periods were $189,228. Deferred revenues decreased $403,845 from $4,174,197 to $3,793,004. The increase in inventories purchase resulted in the increase in accounts payables to vendors, and the decrease in deferred revenues resulted from fulfillment sales backlog by the Company.

As a result, net cash used in operating activities was $140,136 for the three months ended March 31, 2013, as compared to $14,592 for the same period in 20121.

Investing Activities

Net cash used in investing activities were $138,918 and $13,870 for the three months ended March 31, 2013 and 2012 respectively, the increase was primarily attributable to payments for the second stage of construction in progress .

Financing Activities

The Company did not have any cash provided by or used in financing activities for the three months ended March 31, 2013 and 2012, respectively.

We have historically funded our cash needs through a series of debt transactions, primarily with related parties. On October 1, 2011, the related parties contributed their outstanding debt to paid-in capital.

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

Our liquidity is dependent upon the continuation of and expansion of our operations, receipt of revenues and additional infusions of capital provided by equity and debt financing. Management believes that the current program of increasing sales through to third party customers will improve throughout 2013 and that margins overall will continue to improve thereby. Demand for our products is dependent on market acceptance of our liquor and conditions in the liquor and general beverage markets, and general economic conditions. All of our products are currently sold in the Peoples Republic of China and are heavily dependent on the economy, exchange rates, and consumption habits within the Peoples Republic of China. Many of these factors are cyclical and beyond the control of management.

Access to short and long term sources of cash is important to the continuation of our research and development and our operations. Our ability to operate is limited by our financial capacity to obtain cash and additional lines of credit in the future.

Related Parties Transactions

The Company has generated sales revenues from related parties in the amount of $489,109 and $445,952 for the three months ended March 31, 2013 and 2012, respectively.

The Company has outstanding accounts receivables from related parties in the amount of $154,898 and $154,052 at March 31, 2013 and December 31, 2012, respectively.

The Company has outstanding deferred revenues related to related parties in the amount of $1,690,371 and $1,675,840 at March 31, 2013 and December 31, 2012, respectively.

Critical Accounting Policies

Information regarding significant accounting standards is included in Note 4 to the accompanying Consolidated Financial Statements.

Off-Balance Sheet Arrangements

As of March 31, 2013, the Company did not have any other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2013.

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

SIGNATURES

In accordance with requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA DU KANG CO. LTD.
(Registrant)

Date: May 20, 2013	By:	/s/ Wang Yong Sheng, President
Wang Yong Sheng,
President
(Chief Executive Officer)

Date: May 20, 2013	By:	/s/ Liu Su Ying, CFO
Liu Su Ying,
Chief Financial Officer
(Principal Accounting Officer)