Form 10-Q
period 2013-06-30
CHINA DU KANG CO. LTD.
filed 2013-09-11
CIK 1472635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: September 10, 2013: 100,113,791 shares of common stock

China Du Kang Co., Ltd.
FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL INFORMATION

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	81,542	$681,702
Accounts receivable (Note 5)	340,459	541,246
Other receivables	49,502	26,517
Prepaid expenses (Note 6)	1,470,432	1,244,199
Inventories (Note 7)	8,256,671	6,962,485
Total current assets	10,198,606	9,456,149

Property, Plant and Equipment, net (Note 8)	4,324,092	4,245,296
Intangible assets, net (Note 9)	2,027,022	2,006,989
Long-term investment	1,939,175	1,899,907

Total Assets	18,488,895	$17,608,341

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	1,993,188	$1,068,104
Accrued expenses (Note 10)	396,202	336,130
Others payable	106,254	64,541
Taxes payable (Note 11)	629,357	661,838
Deferred revenue (Note 12)	3,549,968	4,174,197
Security deposit	83,386	81,695
Lease liability-current	80,815	83,926
Total Current Liabilities	6,839,170	6,470,431

Long-term Liabilities:
Lease liability-long-term	733,669	770,016
Total Long-term Liabilities	733,669	770,016
Total Liabilities	7,572,839	7,240,447

Commitments and Contingencies (Note 17)	-	-

Shareholders' Equity:
China Du Kang Co., Ltd. Shareholders' Equity
Preferred stock, par value $0.001, 5,000,000 shares authorized;
no shares issued and outstanding as of
June 30, 2013 and December 31, 2012	-	-
Common stock, par value $0.001, 250,000,000 shares authorized;
100,113,791 shares issued and outstanding as of
June 30, 2013 and December 31, 2012	100,114	100,114
Additional paid-in capital	27,385,386	27,385,386
Accumulated deficit	(21,054,174)	(21,345,293)
Accumulated other comprehensive loss	(525,761)	(767,180)
Total China Du Kang Co., Ltd. Shareholders' equity	5,905,565	5,373,027
Noncontrolling Interest	5,010,491	4,994,867
Total Shareholders' Equity	10,916,056	10,367,894
Total Liabilities and Shareholders' Equity	18,488,895	$17,608,341

See Notes to Consolidated Financial Statements

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
Sales of Liquor	$567,528	$722,681	$2,385,727	$1,337,058
License Fees	58,298	212,209	214,901	424,531
Gross Revenues	625,826	934,890	2,600,628	1,761,589

Costs of Revenues
Costs of Liquor Sold	378,696	446,413	1,329,588	905,848
Costs of License Fees	-	-	-	-
Total Costs of Sales	378,696	446,413	1,329,588	905,848

Gross Profit	247,130	488,477	1,271,040	855,741

Operating Expenses

Selling Expenses
Sales commission	40,489	-	95,059	-
Advertising expenses	34,139	-	83,495	4,268
Promotion expenses	53,854	13,474	207,295	21,815
Travel and entertainment	26,652	10,141	45,617	17,793
Total Selling Expenses	155,134	23,615	431,466	43,876

General and Administrative Expenses
Payroll	48,828	106,477	152,225	177,830
Employee benefit and pension	6,156	27,763	20,210	49,380
Depreciation and amortization expenses	31,397	30,772	62,341	62,142
Professional fees and consultancy fees	15,811	44,871	59,747	97,401
Office expenses	25,291	83,710	40,965	104,692
Vehicle expenses	9,580	11,227	16,573	19,009
Bad debt expenses	152	-	25,191	-
Travel and entertainment	5,736	55,559	26,094	63,467
Other general and administrative expenses	1,038	9,164	2,207	9,164
Total General and Administrative Expenses	143,989	369,543	405,553	583,085

Total Operating Expenses	299,123	393,158	837,019	626,961

Income from Operations	(51,993)	95,319	434,021	228,780

Other Income (Expenses)
Interest income	223	1,588	678	2,811
Interest Expenses-capital lease	(10,257)	(8,035)	(20,390)	(16,083)
Governmental subsidy	-	-	-	260,849
Other income (expense)	(10,607)	(143)	(104,703)	111
Total Other Income (Expenses)	(20,641)	(6,590)	(124,415)	247,688

Income (Loss) before Provision for Income Tax	(72,634)	88,729	309,606	476,468

Provision for Income Tax	10,509	(9,467)	(2,942)	(31,820)

Net Income (Loss)	(62,125)	79,262	306,664	444,648

Less: Net loss (income) attributable to noncontrolling interest	(30,090)	(8,198)	15,545	32,385

Net Income (Loss) attributable to
China Du Kang Co., Ltd.	$(32,035)	$87,460	$291,119	$412,263

Basic and Fully Diluted Loss per Share	$(0.000)	$0.001	$0.003	$0.004

Weighted average shares outstanding	100,113,791	100,113,791	100,113,791	100,113,791

See Notes to Consolidated Financial Statements

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net Income (Loss)	$(62,125)	$79,262	$306,664	$444,648
Other comprehensive income, net of tax:
Effects of foreign currency conversion	184,294	8,493	241,498	68,116
Total other comprehensive income, net of tax	184,294	8,493	241,498	68,116
Comprehensive loss	122,169	87,755	548,162	512,764
Comprehensive income (loss) attributable to
the noncontrolling interest	30,023	8,138	(15,624)	(32,415)
Comprehensive income attributable to
China Du Kang Co., Ltd.	$152,192	$95,893	$532,538	$480,349

See Notes to Consolidated Financial Statements

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2013	2012
	(unaudited)	(unaudited)
Cash Flows from Operating Activities

Net income including noncontrolling interest	$306,664	$444,648
Adjustments to reconcile net income
including noncontrolling interest to net cash
provided (used) by operating activities:
Depreciation	190,020	267,137
Amortization	21,243	21,852
Bad debt expenses	25,191	-
Obsolete inventory write-down	44,414	9,834
Changes in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	184,756	(282,232)
(Increase)/Decrease in others receivable	(22,222)	(75,074)
(Increase)/Decrease in prepaid expenses	(198,600)	(1,353,467)
(Increase)/Decrease in inventories	(1,183,698)	(583,575)
Increase/(Decrease) in accounts payable	894,374	274,321
Increase/(Decrease) in accrued expenses	52,617	83,720
Increase/(Decrease) in other payable	39,993	5,699
Increase/(Decrease) in taxes payable	(45,719)	23,495
Increase/(Decrease) in deferred revenue	(703,707)	924,572
Increase/(Decrease) in capital lease interest payable	(20,390)	(16,083)
Net cash used by operating activities	(415,064)	(255,153)

Cash Flows from Investing Activities

Purchase of fixed assets	(139,760)	(105,207)
Net cash used by investing activities	(139,760)	(105,207)

Cash Flows from Financing Activities

Repayment for a capital lease principal	(36,171)	(45,814)
Net cash provided (used) by financing activities	(36,171)	(45,814)

Decrease in cash and cash equivalents	(590,995)	(406,174)
Effects of exchange rates on cash	(9,165)	7,830
Cash at beginning of period	681,702	968,370
Cash at end of period	$81,542	$570,026

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$20,390	$16,083
Income tax	$284	$19,958

See Notes to Consolidated Financial Statements

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1-	BASIS OF PRESENTATION

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

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the three and six months ended June 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

The Company had been engaged in the business of providing various financial services since it's incorporation  The Company was not successful and discontinued the majority of its operation by December 31, 2007.

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

This transaction is being accounted for as a reverse merger, since the shareholders of Merit own a majority of the outstanding shares of the Company’s common stock immediately following the share exchange.  Merit is deemed to be the acquirer in the reverse merger.  Consequently, the assets and liabilities and the historical operations that are reflected in the consolidated financial statements for periods prior to the share exchange are those of Merit and its subsidiaries and are recorded at the historical cost basis.  After completion of the share exchange, the Company‘s consolidated financial statements will include the assets and liabilities of both Du Kang and Merit, the historical operations of Merit and the operations of the Company and its subsidiaries from the closing date of the share exchange.

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

Xidenghui was incorporated in Weinan City, Shaanxi Province, PRC on March 29, 2001 under the Company Law of PRC. Xidenghui was engaged in the business of production and distribution of distilled spirit with a brand name of “Xidenghui.” Currently, its principal business is to hold an equity ownership interest in Shannxi Baishui Dukang Liquor Co., Ltd. (“Baishui Dukang”) and Shaanxi Baishui Dukang Liquor Brand Management Co., Ltd. (“Brand Management”). Beginning from January 2012, Xidenghui also distributes liquor that is manufactured by Baishui Dukang.

Baishui Dukang was incorporated in Baishui County, Shanxi Province, PRC on March 1, 2002 under the Company Law of PRC. Baishui Dukang was principally engaged in the business of production and distribution of distilled spirit (liquor) with a brand name of “Baishui Du Kang.” On May 15, 2002, Xidenghui invested inventory and fixed assets with a total fair value of $ 4,470,219 (RMB 37,000,000) to Baishui Dukang and owns 90.51% of Baishui Dukang’s equity interest ownership, thereby causing Baishui Dukang to become a majority-owned subsidiary of Xidenghui.

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

Xidenghui, Baishui Dukang, and Brand Management are the three of these affiliated companies that are engaged in business operations. Du Kang, Merit, and Huitong are holding companies, whose business is to hold an equity ownership interest in Xidenghui, Baishui Dukang, and Brand Management. All these affiliated companies are hereafter referred to as the "Company." Currently, the Company is principally engaged in the business of production and distribution of distilled spirit with the brand name of “Baishui Dukang.” The Company also licenses the brand name to other liquor manufactures and liquor stores. The Company's structure is summarized in the following chart.

Under the PRC regulations on acquisition of businesses, commonly referred to as "SAFE" regulations (State Administration of Foreign Exchange), which were jointly adopted on August 8, 2006 by six PRC regulatory agencies with jurisdictional Authority, a Chinese entity may not be owned or controlled directly by foreign investors or shareholders but may be acquired in a two-step transaction with a wholly owned foreign enterprise (WOFE).

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

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

Period Covered	Balance Sheet Date Rates	Average Rates

Six months ended June 30, 2013	6.18820	6.24794
Six months ended June 30, 2012	6.31970	6.3255
Year ended December 31, 2012	6.31610	6.31984
Year ended December 31, 2011	6.36470	6.47351

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

Baishui Dukang, one of our subsidiaries, is engaged in the distillery business.  Pursuant to the production requirement, all spirits that are newly distilled from sorghum, so call “liquor base,” must be barrel-aged for several years, so we bottle and sell only a portion of our liquor base inventory each year.  We classify barreled liquor base as work-in-progress. Following industry practice, we classify all barreled liquor base as a current asset.

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

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with the FASB ASC 720-35, “Advertising Costs." The advertising costs were $83,495, and $4,268 for the six months ended June 30, 2013 and 2012, respectively.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4-	SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and Development Costs

Research and development costs relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed when incurred in accordance with the FASB ASC 730, "Research and Development." Research and development costs were immaterial for the six months ended June 30, 2013 and 2012, respectively.

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

Pension and Employee Benefits

Full time employees of the PRC entities participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Company to accrue for these benefits based on certain percentages of the employees' salaries. The Management believes full time employees who have passed the probation period are entitled to such benefits. The total provisions for such employee benefits were $19,993 and $38,495 for the six months ended June 30, 2013 and 2012, respectively.

Government Subsidies

The Company records government grants as current liabilities upon reception. A government subsidy revenue is recognized only when there is reasonable assurance that the Company has complied with all conditions attached to the grant. The Company recognized government subsidy of $0 and $260,849 for the six months ended June 30, 2013 and 2012, respectively.

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

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with FASB ASC 260, “Earnings Per Share” , which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no potentially dilutive securities outstanding (options and warrants) for the six months ended June 30, 2013 and 2012, respectively.

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

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This standard requires that an unrecognized tax benefits, or a portion of an unrecognized tax benefit be presented on a reduction to a deferred tax asset for an NOL carryforward, a similar tax loss, or a tax credit carryforward with certain exceptions to this rule. If certain exception conditions exists, an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset. This standard is effective for fiscal years and interim periods within those years beginning after December 15, 2013. The Company does not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters. This standard provides additional guidance with respect to the reclassification into income of the cumulative translation adjustment (CTA) recorded in accumulated other comprehensive income associated with a foreign entity of a parent company. The ASU differentiates between transactions occurringwithin a foreign entity and transactions/events affecting an investment in a foreign entity. For transactions within a foreign entity, the full CTA associated with the foreign entity would be reclassified into income only when the sale of a subsidiary or group of net assetswithin the foreign entity represents the substantially complete liquidation of that foreign entity. For transactions/events affecting aninvestment in a foreign entity (for example, control or ownership of shares in a foreign entity), the full CTA associated with the foreign entity would be reclassified into income only if the parent no longer has a controlling interest in that foreign entity as a result of the transaction/event. In addition, acquisitions of a foreign entity completed in stages will trigger release of the CTA associated with an equity method investment in that entity at the point a controlling interest in the foreign entity is obtained. For the Company, this ASU is effective prospectively beginning January 1, 2014, with early adoption permitted. This ASU would impact the Company’s consolidated results of operations and financial condition only in the instance of an event/transaction as described above.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. Under this standard, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. For our company, this ASU is effective beginning January 1, 2013, and interim periods within those annual periods. The adoption of this standard is not expected to have an impact on our company’s financial results or disclosures.

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

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5-	ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	June 30,	December 31,
	2013	2012
	(unaudited)

Accounts receivable	$423,700	$602,688
Accounts receivable-related party	157,444	154,052
Less: Allowance for doubtful accounts	(240,685)	(215,494)
Accounts receivable, net	$340,459	$541,246

Bad debt expense charged to operations was $25,191 and $0 for the six months ended June 30, 2013 and 2012, respectively.

Refer to Note 14 - Sales of Liquor to Related Party for accounts receivable of related party.

Note 6-	PREPAID EXPENSES

Prepaid expenses consist of the following:

	June 30,	December 31,
	2013	2012
	(unaudited)

Machinery and parts	$74,602	$135,222
Raw materials and supplies	31,962	49,477
Packing and supply materials	263,332	74,343
Advance to contraction project	1,005,454	985,157
Taxes	95,082	-
Total	$1,470,432	$1,244,199

Note 7-	INVENTORIES

Inventories consist of following:

	June 30,	December 31,
	2013	2012
	(unaudited)

Finished goods	$3,332,622	$2,982,436
Work-in-progress	3,921,744	3,001,300
Raw materials and supplies	117,432	65,565
Supplies and packing materials	1,062,727	1,046,624
Less: Allowance for obsolete inventory	(177,854)	(133,440)
Total	$8,256,671	$6,962,485

Obsolete/Slow moving inventory was $44,414 and $9,834 for the six months ended June 30, 2013 and 2012, respectively, and these amounts were included in costs of goods sold.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8-	PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment:

	June 30,	December 31,
	2013	2012
	(unaudited)
Building and warehouses	$3,308,112	$3,185,704
Machinery and equipment	2,452,520	2,278,147
Office equipment and furniture	216,997	281,718
Motor vehicles	390,631	373,732
Leased assets	2,656,494	2,561,674
Total	9,024,754	8,680,975
Less: Accumulated depreciation	(5,106,340)	(4,821,423)
	3,918,414	3,859,552
Add: Construction in progress	405,678	385,744
Total property, plant and equipment, net	$4,324,092	$4,245,296

Total depreciation expense was $190,020 and $267,137 for the six months ended June 30, 2013 and 2012, respectively. Depreciation expense with respect to production equipment that was charged to cost of sales was $148,922 and $226,847 for the six months ended June 30, 2013 and 2012, respectively. The remainder, depreciation expense attributable to equipment used in administration, was $41,098 and $40,290 for the six months ended June 30, 2013 and 2012, respectively, and was included in general and administration expenses.

Note 9-	INTANGIBLE ASSETS

The following is a summary of intangible assets, less amortization:

	June 30,	December 31,
	2013	2012
	(unaudited)
Land use right	$2,144,820	$2,101,388
Trade Mark of "Xidenghui"	72,719	71,246
Trade Mark of "Baishui Du Kang"	26,664	26,124
Total intangible assets	2,244,203	2,198,758
Less: Accumulated amortization	(217,181)	(191,769)
Total intangible assets, net	$2,027,022	$2,006,989

Amortization expense charged to operations was $21,432 and $21,852 for the six months ended June 30, 2013 and 2012, respectively.

Note 10-	ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30,	December 31,
	2013	2012
	(unaudited)
Accrued payroll	$54,997	$98,532
Accrued employee benefits	61,582	59,422
Accrued pension and employee benefit	143,707	140,892
Accrued office expenses	135,916	37,284
Total	$396,202	$336,130

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11-	TAXES PAYABLE

Taxes payable consists of the following:

	June 30,	December 31,
	2013	2012
	(unaudited)
Income tax	$474,676	$469,513
Sales tax and sales tax affixation	125,878	142,687
Excise taxes	19,135	42,797
Value-added Tax ("VAT")	7,253	3,715
Other taxes	2,415	3,126
Total taxes payable	$629,357	$661,838

Note 12-	DEFERRED REVENUE

Deferred revenue consist of the following:

	June 30,	December 31,
	2013	2012
	(unaudited)
Deferred revenue	$1,941,119	$2,498,357
Deferred revenue-related party	1,608,849	1,675,840
Total	$3,549,968	$2,785,391

Refer to Note 14 - Sales of Liquor to Related Party for deferred revenues of related party.

Note 13-	SEGMENT REPORTING

The Company operates in two reportable business segments that are determined based upon differences in products and services. Summarized information by business segment is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE
Sales of Liquor	$567,528	$722,681	$2,385,727	$1,337,058
Franchise Fees	$58,298	$212,209	$214,901	$424,531

COST OF SALES
Sales of Liquor	$378,696	$446,413	$1,329,588	$905,848
Franchise Fees	$-	$-	$-	$-

GROSS PROFITS
Sales of Liquor	$188,832	$276,268	$1,056,139	$431,210
Franchise Fees	$58,298	$212,209	$214,901	$424,531

	June 30,	December 31,
	2013	2012
	(unaudited)
TOTAL ASSETS OF LIQUOR PRODUCTION AND DISTRIBUTION	$14,264,187	$13,246,775

TOTAL ASSETS OF BRAND NAME FRANCHISE	$4,224,708	$4,361,566

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14-	SALES OF LIQUOR TO RELATED PARTIES

The Company generally sells liquor to liquor distributors. Some of these liquor distributors are our affiliates, which are directly or indirectly, beneficially and in the aggregate, majority-owned and controlled by directors and principal shareholders of the Company. The price will be different if we sell to third parties. The amount sold to these affiliates are as follows:

		For the Six Months Ended June 30,		For the Three Months Ended June 30,
Name of Related Party	Description	2013	2012	2013	2012
		(unaudited)	(unaudited)	(unaudited)	(unaudited)
Shaanxi Dukang Group Co., Ltd.	Affiliate 2	$812,471	$827,149	$314,362	$426,998
Shaanxi Baishui Dukang Commercial and Trade Co., Ltd.	Affiliate 5	-	4,557	-	4,557
Shaanxi Baishui Shiye Co., Ltd.
(F/K/A Shaanxi Baishui Dukang Trade Co., Ltd.)	Affiliate 3	433	45,801	433	-
Total		$812,904	$877,507	$314,795	$431,555

In related to sales to related-parties, our subsidiaries have accounts receivable and deferred revenue from related-parties, as disclosed in the following:

Accounts receivable - Related parties

Accounts receivable of related parties consist of the following:

		June 30,	December 31,
Name of Related Party	Description	2013	2012
		(unaudited)
Shaanxi Yellow-river Bay Wenquan Lake Park Co., Ltd.,	Non-consolidated,
F/K/A Shaanxi Yellow-river Wetlands Park Co., Ltd.	7.9% owned subsidiary	$34,818	$34,113
Shaanxi Zhongke Spaceflight Agriculture
Development Stock Co., Ltd.	Affiliate 1	122,626	119,939
Total		$157,444	$154,052

Deferred revenues - Related parties

Deferred revenues of related parties consist of the following:

		June 30,	December 31,
Name of Related Party	Description	2013	2012
		(unaudited)
Shaanxi Dukang Group Co., Ltd.	Affiliate 2	$1,488,058	$1,258,241
Shaanxi Baishui Shiye Co., Ltd.
(F/K/A Shaanxi Baishui Dukang Trade Co., Ltd.)	Affiliate 3	27,064	325,770
Shaanix Mining New Energy Co., Ltd.	Affiliate 4	93,727	91,829
Total		$1,608,849	$1,675,840

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

Affiliate 5--The CEO of the Company is the sole director of Shaanxi Baishui Dukang Commercial and Trade Co., Ltd. and has significant influence on the operations therein.

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

Major Customers

The following major customers accounted for approximately 5% or more of the Company’s total sales as summarized in the following:

			For the Six Months Ended June 30,
			2013		2012
			(unaudited)		(unaudited)
	Major	Type of		Percentage of		Percentage of
	Customers	Customer	Revenue	Total Revenue	Revenue	Total Revenue
*	Shaanxi Dukang Group Co., Ltd.	Distributor	$812,471	31.24%	$827,149	46.95%
	Customer A	Distributor	759,438	29.20%	189,425	10.75%
	Customer B	Agent	-	-	94,854	5.38%
	Customer C	Agent	-	-	94,854	5.38%
	Total		$1,571,909	60.44%	$1,206,282	68.48%

Major Suppliers

The following major suppliers accounted for approximately 5% or more of the Company’s total purchase as summarized in the following:

			For the Six Months Ended June 30,
			2013		2012
			(unaudited)		(unaudited)
	Major	Type of		Percentage of		Percentage of
	Suppliers	Goods	Purchase	Total Purchase	Purchase	Total Purchase
	Supplier A	Packing materials	$-	-	$64,765	6.92%
	Supplier B	Packing materials	97,664	5.98%	-	-
	Supplier C	Packing materials	119,452	7.32%	130,143	13.91%
	Supplier D	Packing materials	-		-	-
	Supplier E	Packing materials	-	-	52,953	5.66%
	Supplier F	Packing materials	-	-	47,852	5.12%
*	Shaanxi Dukang Group Co., Ltd.	Packing materials	194,518	11.91%	-	-
	Supplier G	Packing materials			200,267	21.41%
	Supplier H	Raw materials	124,121	7.60%	57,273	6.12%
	Supplier I	Raw materials	110,185	6.79%
	Supplier J	Raw materials	-		96,414	10.31%
	Total		$645,940	39.60%	$649,667	69.45%

* Shaanxi Dukang Group Co., Ltd. and Shaanxi Baishui Duking Shiye Co., Ltd are related parties of the Company, see the nature of the affiliation relationship in Note 14.

The Company purchases packing materials from our affiliates, which are directly or indirectly, beneficially and in the aggregate, majority-owned and controlled by directors and principal shareholders of the Company.  The price will be different if we purchase from third parties.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 16-	NONCONTROLLING INTEREST

Balance of Noncontrolling Interest consists of the following:

	Subsidiary and Noncontrolling Interest percentage				Total Noncontrolling
	Brand Management	Baishui Dukang	Xidenghui
	30.00%	9.49%	16.25%	(4)	Interest
Balance @ December 31, 2012	$368,404	$94,019	$4,532,444		$4,994,867

Noncontrolling Interest income (Loss)	2,648	(15,176)	28,073		15,545

Other Comprehensive Income (Loss)-
effects of Foreign Currency Conversion	632	(825)	272		79

Balance @ June 30, 2013	$371,684	$78,018	$4,560,789		$5,010,491

Noncontrolling interest income consists of the following:

	For the Six Months Ended June 30, 2013
	(unaudited)
Name of Subsidiary	Brand Management		Baishui Dukang		Xidenghui		Parent/Holding Company
	Total Income	Noncontrolling Interest Income	Total Income	Noncontrolling Interest Income	Total Income	Noncontrolling Interest Income	Total Income		Noncontrolling Interest Income
	100%	30%	100%	9.49%	100%	16.25% (4)

Net Income (Loss)	$8,827	$2,648	$(159,920)	$(15,176)	$458,119	$74,444	$(364)		$-

Income (Loss) from subsidiary (equity method)	-	-	-	-	(138,565)	(22,517)	291,480		15,545

Total Income (Loss)	8,827	2,648	(159,920)	(15,176)	319,554	51,927	291,116		15,545

Adjustments to noncontrolling interest to absorb prior accumulated deficit	-	-	-	-	-	(23,854)	-		-

Less: Income (Loss) attributable to noncontrolling interest	(2,648)	-	15,176	-	(51,927)	-	-		-

Income (Loss) attributable to Majority	$6,179		$(144,744)		$267,626		$291,116	(3)
Income (Loss) attributable to
noncontrolling interest		$2,648		$(15,176)		$28,073			$15,545

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16-	NONCONTROLLING INTEREST (continued)

Noncontrolling interest income consists of the following:

	For the Six Months Ended June 30, 2012
	(unaudited)
Name of Subsidiary	Brand Management		Baishui Dukang		Xidenghui			Parent/Holding Company
	Total Income	Noncontrolling Interest Income	Total Income	Noncontrolling Interest Income	Total Income	Noncontrolling Interest Income		Total Income		Noncontrolling Interest Income
	100%	30%	100%	9.49%	100%	16.25%	(4)

Net Income (Loss)	$95,459	$28,638	$39,483	$3,747	$309,841	$51,217		$(138)		$-

Income (Loss) from subsidiary (equity method)	-	-	-	-	102,558	16,953		412,399		32,385

Total Income (Loss)	95,459	28,638	39,483	3,747	412,399	68,170		412,261		32,385

Adjustments to noncontrolling interest to absorb prior accumulated deficit	-	-	-	-	-	(68,170)		-		-

Less: Income (Loss) attributable tononcontrolling interest	(28,638)	-	(3,747)	-	-	-		-		-

Income (Loss) attributable to Majority	$66,822		$35,736		$412,399			$412,261	(3)
Income (Loss) attributable to
noncontrolling interest		$28,638		$3,747		$-				$32,385

Noncontrolling interest income consists of the following:

	For the Year Ended December 31,
	2012
Name of Subsidiary	Brand Management		Baishui Dukang		Xidenghui		Parent/Holding Company
	Total Income	Noncontrolling Interest Income	Total Income	Noncontrolling Interest Income	Total Income	Noncontrolling Interest Income	Total Income		Noncontrolling Interest Income
	100%	30%	100%	9.49%	100%	16.25% (4)

Net Income (Loss)	$97,693	$29,308	$(345,788)	$(32,815)	$1,173,569	$190,705	$(814)		$-

Income (Loss) from subsidiary (equity method)	-	-	-	-	(244,587)	(39,745)	778,022		(3,507)

Total Income (Loss)	97,693	29,308	(345,788)	(32,815)	928,982	150,960	777,208		(3,507)

Adjustments to noncontrolling interest to absorb prior accumulated deficit	-	-	-	-	-	(150,960)	-		-

Less: Income (Loss) attributable to noncontrolling interest	(29,308)	-	32,815	-	(150,960)	-	-		-

Income (Loss) attributable to Majority	$68,385		$(312,972)		$778,022		$777,208	(3)
Income (Loss) attributable to
noncontrolling interest		$29,308		$(32,815)		$(0)			$(3,507)

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16-	NONCONTROLLING INTEREST (continued)

	For the Year Ended December 31,
	2011
Name of Subsidiary	Brand Management		Baishui Dukang		Xidenghui			Parent/Holding Company
	Total Income	Noncontrolling Interest Income	Total Income	Noncontrolling Interest Income	Total Income	Noncontrolling Interest Income		Total Income		Noncontrolling Interest Income
	100%	30%	100%	9.49%	100%	16.25%	(4)

Net Income (Loss)	$433,942	$130,183	$(314,709)	$(29,866)	$(814,314)	$2,943		$(917)		$-

Income (Loss) from subsidiary (equity method)	-	-	-	-	18,917	24,550		(822,891)		127,810

Total Income (Loss)	433,942	130,183	(314,709)	(29,866)	(795,397)	27,494		(823,808)		127,810

Less: Income (Loss) attributable to noncontrolling interest	(130,183)	-	29,866	-	(27,494)	-		-		-

Income (Loss) attributable to Majority	$303,760		$(284,843)		$(822,891)			$(823,808	)(3)

Income (Loss) attributable to noncontrolling interest		$130,183		$(29,866)		$27,494				$127,810

(1)	Prior to January 1, 2009, before we adopted ASC 810 (or FAS 160), if the current period loss attributed to the noncontrolling interest resulted in a deficit noncotrolling interest balance, the majority absorbed the current period loss up to the extent that brought the minority interest back to zero. Any subsequent period income attributed to such noncontrolling interest will first absorb the amount that was absorbed by the majority in the prior period, the balance, if any, will attribute to the noncontrolling interest.

(2)	After we adopted ASC 810 on January 1, 2009, ASC 810-10-45-21 requires that the noncontrolling interest continue to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance.

(3)	The minor variance between the amount on the table and the amount on the consolidated statements of operations was due to the rounding of foreign currency translation.

(4)	The non-controlling interest percentage increased from 1.76% to 16.25% on October 1, 2011, as some minority shareholders contributed their loans to Shaanxi Xidenghui Technology Stock Co., Ltd. to paid-in capital.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17-	COMMITMENTS AND CONTINGENCIES

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

CHINA DU KANG CO., LTD.
CONDENSED PARENT COMPANY BALANCE SHEETS
(Dollars in Thousands)

	June 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Investment in subsidiaries, at equity in net assets	5,905	5,373
Total Assets	$5,905	$5,373

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities	-	-

Commitments and Contingencies	-	-

Shareholders' Equity:
Preferred stock, par value $0.001, 5,000,000 shares authorized;
no shares issued and outstanding as of
June 30, 2013 and December 31, 2012	-	-
Common stock, par value $0.001, 250,000,000 shares authorized;
100,113,791 shares issued and outstanding as of
June 30, 2013 and December 31, 2012	100	100
Additional paid-in capital	27,385	27,385
Accumulated deficit	(21,054)	(21,345)
Accumulated other comprehensive income	(526)	(767)
Total Shareholders' equity (deficit)	$5,905	$5,373

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18-	CONDENSED PARENT COMPANY FINANCIAL INFORMATION (continued)

CHINA DU KANG CO., LTD.
CONDENSED PARENT COMPANY STATEMENT OF OPERATIONS
(Dollars in Thousands)

	For the Six Months Ended
	June 30,
	2013	2012
	(unaudited)	(unaudited)

Operating Expenses	$-	$-

Equity in undistributed income of subsidiaries	307	445
Net Income	$307	$445

CHINA DU KANG CO., LTD.
CONDENSED PARENT COMPANY STATEMENT OF CASH FLOWS
(Dollars in Thousands)

	For the Six Months Ended
	June 30,
	2013	2012
	(unaudited)	(unaudited)

Cash Flows from Operating Activities
Net income	$307	$445
Adjustments to reconcile net income (loss)
provided by cash flows from operations
Equity in undistributed income of subsidiaries	(307)	(445)
Net cash provided by operating activities	-	-

Increase (decrease) in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012

Revenue

Total revenues for the three months ended June 30, 2013 were $625,826 as compared to $934,890 for the same period of 2012, representing a decrease of 33.1%. These include sales of liquor, which were $567,528 for the three months ended June 30, 2013 and $722,681 for the same period of 2012. The license fees revenue for the three months ended June 30, 2013 were $58,298 and $212,209 for the same period of 2012, representing a decrease of 72.5%.

Sales of liquor to related parties distributors were $314,795 or approximately 55.5% of total liquor sales for the three months ended June 30, 2013; and $431,555 or 59.7% of total liquor sales for the three months ended June 30, 2012, respectively.

There are no related parties’ revenues generated from license fees or agent sales.

The Company’s revenues from sales of liquor for the three months ended June 30, 2013 decreased approximately 21.5% as compared to the same period in 2012. The Company began to increase its customer base in 2012 by selling to third parties directly; as a result the revenues were higher for the period in 2012.  However, with the Company now focusing on introducing new products to the market along with new product packaging, the revenues decreased for the three months ended June 30, 2013.

Cost of Goods and Gross Margin

The overall gross margin for the three months ended June 30, 2013 was 39.5% as compared to 52.2% for the comparable period of 2012. Gross margin on sales of liquor was 33.3% in the three months ended June 30, 2013, representing a decrease of 5.9% when compared to 38.2% for the comparable period in 2012.

The decrease in gross margin on sales of liquor resulted from a decrease of sales to unrelated third party customers. The sales to unrelated third parties was $252,731 for the three months ended 2013 as compared to $291,126 for the same period in 2012. The decrease in sales to unrelated third parties has significantly affected the overall gross margin on sales of liquor. Historically, the Company had sold its liquor products to related parties’ distributors at deep discount prices.

Operating Expenses

Expenses from operations totaled $299,123 and $393,158 for the three months ended June 30, 2013 and 2012, respectively. Selling expenses were $23,615 for the three months ended June 30, 2012 as compared to $155,134 for the same period in 2013. General and administrative expenses were $143,989 for the three months ended June 30, 2013 compared to $369,543 for the corresponding period in 2012. The 61% decrease in general and administrative expenses between periods was primarily the result of decreased payroll and related expense, office expenses and travel and entertainment.

The changes in operating expenses, both selling expenses and general and administrative expenses arose from the Company's decision to change its distribution practices in 2012. The Company has begun its effort to move away from its emphasis on affiliates to a much broader network of third party customers.

For the three months ended June 30, 2013, the Company had higher spending in sales commission, advertising expenses, promotion expenses, payroll expenses, and travel and entertainment expenses when compared to the same period in 2012. The increase in spending was to introduce new products and packaging to the market.

Other Income and Expenses

The Company has incurred total interest expense net of $10,034 and $6,447 for the three months ended June 30, 2013 and 2012, respectively. The increase in interest expense of $3,587 was due to interest expenses on capital leases acquired by the Company.

Income Tax Expense

The Company incurred income tax benefit of $10,509 for the three months ended 2013 as compared to income tax expense of $9,467 for the same period in 2012. The income tax benefit was incurred as a result of net income before income tax of Brand Management, one of our subsidiaries, for the six months ended June 30, 2013 being less than that for the three months ended March 31, 2013.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

Revenue

Total revenues for the six months ended June 30, 2013 were $2,600,628 as compared to $1,761,589 for the same period of 2012. These include sales of liquor, which were $2,385,727 for the six months ended June 30, 2013 and $1,337,058 for the same period of 2012. The license fees revenue for the six months ended June 30, 2013 were $214,901 and $424,531 for the same period of 2012, representing a decrease of approximately 49.4%, as a result of the change in our strategy to reduce granting third parties the use of our brand name.

Sales of liquor to related parties distributors were $812,904 or approximately 34% of total liquor sales for the six months ended June 30, 2013, and $877,507 or 65% of total liquor sales for the six months ended June 30, 2012, respectively. Corresponding related parties’ deferred revenues to the sales revenues were $1,608,849 and $1,675,840 at June 30, 2013 and December 31, 2012, respectively.

There are no related parties’ revenues generated from license fees or agent sales.

The Company’s revenues from sales of liquor for the six months ended June 30, 2013 increased $1,048,669 approximately 78.4% as compared to the same period in 2012. The Company’s change in distribution practice that began in 2012 has increased its customer’s base. The Company expects its revenue to remain comparable over the next periods as customers adapt to the new products introduced by the Company.

Cost of Goods and Gross Margin

The overall gross margin for the six month ended June 30, 2013 was 48.9% as compared to 48.6% for the comparable period of 2012. Gross margin on sales of liquor was 44.2% in the six months ended June 30, 2013, representing an increase of 12% when compared to 32.2% for the comparable period in 2012.

The increase in gross margin on sales of liquor resulted from increase of sales to unrelated third party customers. Historically, the Company primarily sold its liquor products to related parties’ distributors at deep discount prices. When the Company sells its products directly to third party customers the gross margin increased.

Operating Expenses

Expenses from operations totaled $837,019 and $626,961 for the six months ended June 30, 2013 and 2012, respectively. Selling expenses increased $387,590 from $43,876 for the six months ended June 30, 2012 to $431,466 for the same period in 2013, as a result of significant increase of promotion expense to market our new products. General and administrative expenses were $405,553 for the six months ended June 30, 2013 compared to $583,085 for the corresponding period in 2012. The 30.4% decrease in general and administrative expenses between periods was primarily the result of lower professional and consultancy fees, office expenses and travel and entertainment.

The changes in selling expenses and general and administrative expenses arose from the Company's decision to introduce new products to the market with new packaging for the long-standing products.

Other Income and Expenses

The Company has incurred total interest expense and imputed interest expense net of $19,712 and $13,272 for the six months ended June 30, 2013 and 2012, respectively. The increase in interest expense was due to capital lease obtained by the Company. The Company received a governmental subsidy of $260,849 in the six months ended June 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash used in operating activities was $415,064 for the six months ended June 30, 2013 compared to net cash used in operating activities of $255,153 for the corresponding period in 2012.

The Company experienced a net income of $306,664 for the six months ended June 30, 2013 as compared to net income of $444,648 for the same period of 2012. Adjustments to reconcile the net loss to cash provided by operating activities included depreciation and amortization of $211,263 for the six months ended June 30, 2013 as compared to $288,989 for the corresponding period in 2012. The Company also had to reserve bad debts of $25,191 and obsolete inventory of $44,414 for the six months ended 2013.

Changes in operating assets and liabilities included a decrease in accounts receivable from $541,246 at December 31, 2012 to $340,459 at June 30, 2013.  Prepaid expenses increased from $1,244,199 to $1,470,432 for the six month period of 2013, as we made purchases for new packing materials for products.  In the meantime, our accounts payable and accrued expenses  increased from $1,068,104 and $336,130 at December 31, 2012 to $1,993,188 and $396,202 as of June 30, 2013, respectively. Our deferred revenue decreased from $4,174,197 at December 31, 2012 to $3,549,968 on June 30, 2013. Changes in other liabilities, such as others payable and taxes payable were minimal.

Investing Activities

Net cash used in investing activities was $139,760 for the six months ended June 30, 2013 compared to net cash used in investing activities of $105,207 for the corresponding period in 2012. The increase was primarily attributed to acquisition of new machinery and equipment.

Financing Activities

Net cash used in financing activities were $36,171 and $45,814 for the six months ended June 30, 2013 and 2012 respectively. Net cash used in financing activities resulted from payment of capital lease principal.

Cash at June 30, 2013 and December 31, 2012 was $81,542 and $681,702, respectively. The Company had working capital of $3,359,436 at June 30, 2013 as compared to $2,985,718 at December 31, 2012.

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

Our liquidity is dependent upon the continuation of and expansion of our operations, receipt of revenues and additional infusions of capital provided by equity and debt financing. Management believes that the current program of sales through distributorship agreements will improve throughout 2013 and that margins overall will continue to improve as well.  Demand for our products is dependent on market acceptance of our liquor and conditions in the liquor and general beverage markets, and general economic conditions. All of our products are currently sold in the People’s Republic of China and are heavily dependent on the economy, exchange rates, and consumption habits within the People’s Republic of China.  Many of these factors are cyclical and beyond the control of management.

Access to short and long term sources of cash is important to the continuation of our research and development and our operations. Our ability to operate is limited by our financial capacity to obtain cash and additional lines of credit in the future.

Related Parties Transactions

The Company has generated sales revenues from related parties in the amount of $812,904 and $872,950 for the six months ended June 30, 2013 and 2012, respectively.

The Company has outstanding accounts receivables from related parties in the amount of $157,444 and $154,052 at June 30, 2013 and December 31, 2012, respectively.

The Company has outstanding deferred revenues related to related parties in the amount of $1,608,849 and $1,675,840 at June 30, 2013 and December 31, 2012, respectively.

Critical Accounting Policies

Information regarding significant accounting standards is included in Note 3 to the accompanying Consolidated Financial Statements.

Off-Balance Sheet Arrangements

As of June 30, 2013, the Company did not have any other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2013.

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

CHINA DU KANG CO., LTD.
(Registrant)

Date: September 11, 2013	By:	/s/ Wang Yong Sheng
Wang Yong Sheng,
President and Chief Executive Officer
(Principal Executive Officer)

Date: September 11, 2013	By:	/s/ Liu Su Ying
Liu Su Ying,
Chief Financial Officer
(Principal Accounting Officer)