Form 10-Q
period 2013-09-30
CHINA DU KANG CO. LTD.
filed 2013-11-19
CIK 1472635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: November 19, 2013: 100,113,791 shares of common stock

China Du Kang Co., Ltd.
FORM 10-Q

ITEM 1 - FINANCIAL INFORMATION

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$370,349	$681,702
Notes receivable	32,513	-
Accounts receivable (Note 5)	450,043	541,246
Others receivable	52,567	26,517
Prepaid expenses (Note 6)	1,459,577	1,244,199
Inventories (Note 7)	8,214,246	6,962,485
Total current assets	10,579,295	9,456,149

Property, Plant and Equipment, net (Note 8)	4,276,365	4,245,296
Intangible assets, net (Note 9)	2,028,360	2,006,989
Long-term investment	1,950,775	1,899,907

Total Assets	$18,834,795	$17,608,341

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,190,245	$1,068,104
Accrued expenses (Note 10)	459,189	336,130
Others payable	122,597	64,541
Taxes payable (Note 11)	714,163	661,838
Deferred revenue (Note 12)	3,388,386	4,174,197
Security deposit	83,884	81,695
Government subsidiary advance	195,078	-
Lease liability-current	78,861	83,926
Total Current Liabilities	7,232,403	6,470,431

Long-term Liabilities:
Lease liability-long-term	711,771	770,016
Total Long-term Liabilities	711,771	770,016
Total Liabilities	7,944,174	7,240,447

Commitments and Contingencies (Note 17)	-	-

Shareholders' Equity:
China Du Kang Co., Ltd. Shareholders' Equity
Preferred stock, par value $0.001, 5,000,000 shares authorized;
no shares issued and outstanding as of
September 30, 2013 and December 31, 2012	-	-
Common stock, par value $0.001, 250,000,000 shares authorized;
100,113,791 shares issued and outstanding as of
September 30, 2013 and December 31, 2012	100,114	100,114
Additional paid-in capital	27,385,386	27,385,386
Accumulated deficit	(21,097,219)	(21,345,293)
Accumulated other comprehensive income	(486,646)	(767,180)
Total China Du Kang Co., Ltd. Shareholders' equity	5,901,635	5,373,027
Noncontrolling Interest	4,988,986	4,994,867
Total Shareholders' Equity	10,890,621	10,367,894
Total Liabilities and Shareholders' Equity	$18,834,795	$17,608,341

See Notes to Consolidated Financial Statements

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
Sales of Liquor	$1,215,394	$1,173,650	$3,601,121	$2,510,708
License Fees	14,203	205,219	229,104	629,750
Gross Revenues	1,229,597	1,378,869	3,830,225	3,140,458

Costs of Revenues
Costs of Liquor Sold	856,042	806,300	2,185,630	1,712,148
Costs of License Fees	-	-	-	-
Total Costs of Sales	856,042	806,300	2,185,630	1,712,148

Gross Profit	373,555	572,569	1,644,595	1,428,310

Operating Expenses

Selling Expenses
Sales commission	52,696	55,759	147,755	55,759
Advertising expenses	33,477	-	116,972	4,267
Promotion expenses	118,812	20,035	326,107	41,851
Travel and entertainment	25,890	14,442	71,507	32,235
Total Selling Expenses	230,875	90,236	662,341	134,112

General and Administrative Expenses
Payroll	75,314	76,216	227,539	254,046
Employee benefit and pension	22,210	23,123	42,420	72,503
Depreciation and amortization expenses	32,216	29,969	94,557	92,111
Professional fees and consultancy fees	17,339	9,984	77,086	107,385
Office expenses	34,386	30,153	75,351	134,845
Vehicle expenses	5,180	10,374	21,753	29,383
Bad debt expenses	-	-	25,191	-
Travel and entertainment	12,460	29,901	38,554	93,368
Other general and administrative expenses	161	21,472	2,368	30,636
Total General and Administrative Expenses	199,266	231,192	604,819	814,277

Total Operating Expenses	430,141	321,428	1,267,160	948,389

Income (Loss) from Operations	(56,586)	251,141	377,435	479,921

Other Income (Expenses)
Interest income	378	853	1,056	3,664
Interest Expenses-capital lease	(10,324)	(8,033)	(30,714)	(24,116)
Governmental subsidy	-	-	-	260,766
Other income (expense)	(437)	9,474	(105,140)	9,668
Total Other Income (Loss)	(10,383)	2,294	(134,798)	249,982

Income (Loss) before Provision for Income Tax	(66,969)	253,435	242,637	729,903

Provision for Income Tax (Note 16)	2,657	(12,415)	(285)	(44,235)

Net Income (Loss)	(64,312)	241,020	242,352	685,668

Less: Net loss (income) attributable to noncontrolling interest	(21,267)	(7,144)	(5,722)	25,241

Net Income attributable to China Du Kang Co., Ltd.	$(43,045)	$248,164	$248,074	$660,427

Basic and Fully Diluted Loss per Share	$(0.000)	$0.002	$0.002	$0.007

Weighted average shares outstanding	100,113,791	100,113,791	100,113,791	100,113,791

See Notes to Consolidated Financial Statements

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net Income	$(64,312)	$241,020	$242,352	$685,668
Other comprehensive income (loss), net of tax:
Effects of foreign currency conversion	38,877	(22,811)	280,375	45,305
Total other comprehensive income (loss), net of tax	38,877	(22,811)	280,375	45,305
Comprehensive income	(25,435)	218,209	522,727	730,973
Comprehensive income (loss) attributable to
the noncontrolling interest	21,505	7,201	5,881	(25,214)
Comprehensive income attributable to
China Du Kang Co., Ltd.	$(3,930)	$225,410	$528,608	$705,759

See Notes to Consolidated Financial Statements

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2013	2012
	(unaudited)	(unaudited)
Cash Flows from Operating Activities

Net income including noncontrolling interest	$242,352	$685,668
Adjustments to reconcile net income
including noncontrolling interest to net cash
provided by (used in)erating activities:
Depreciation	288,195	353,491
Amortization	32,000	32,333
Bad debt expenses	25,191	-
Obsolete inventory write-down	85,210	60,072
Changes in operating assets and liabilities:
(Increase)/Decrease in notes receivable	(32,147)
(Increase)/Decrease in accounts receivable	79,312	(428,119)
(Increase)/Decrease in others receivable	(25,054)	(92,799)
(Increase)/Decrease in prepaid expenses	(180,013)	(1,837,876)
(Increase)/Decrease in inventories	(1,138,548)	(1,043,959)
Increase/(Decrease) in accounts payable	1,081,218	734,607
Increase/(Decrease) in accrued expenses	112,774	138,129
Increase/(Decrease) in other payable	55,693	(15,407)
Increase/(Decrease) in taxes payable	34,215	126,628
Increase/(Decrease) in deferred revenue	(887,455)	1,596,706
Increase/(Decrease) in government subsidiary advance	192,879	-
Increase/(Decrease) in capital lease interest payable	(30,714)	(24,116)
Net cash provided by operating activities	(64,892)	285,358

Cash Flows from Investing Activities

Purchase of fixed assets	(140,354)	(165,297)
Net cash used by investing activities	(140,354)	(165,297)

Cash Flows from Financing Activities

Repayment for a capital lease principal	(54,489)	(68,731)
Net cash provided (used) by financing activities	(54,489)	(68,731)

Increase (decrease) in cash	(259,735)	51,330
Effects of exchange rates on cash	(51,618)	5,720
Cash at beginning of period	681,702	968,370
Cash at end of period	$370,349	$1,025,420

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$30,714	$24,116
Income tax	$285	$47,956

See Notes to Consolidated Financial Statements

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – INTERIM FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended December 31, 2012, included in the Company’s Form 10-K filed on April 16, 2013. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for any other interim period of a future year.

Note 2 – ORGANIZATION AND BUSINESS BACKGROUND

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

Note 2 – ORGANIZATION AND BUSINESS BACKGROUND (continued)

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

Note 2 – ORGANIZATION AND BUSINESS BACKGROUND (continued)

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

Note 2 – ORGANIZATION AND OPERATIONS (continued)

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

Note 3 – CONTROL BY PRINCIPAL OWNERS

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

Note 4 –SIGNIFICANT ACCOUNTING POLICIES

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

Note 4 –SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

Period Covered	Balance Sheet Date Rates	Average Rates

Nine months ended September 30, 2013	6.18820	6.24794
Nine months ended September 30, 2012	6.33400	6.32745
Year ended December 31, 2012	6.31610	6.31984
Year ended December 31, 2011	6.36470	6.47351

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

Note 4 –SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Note 4 –SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Note 4 – SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Note 4 –SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with the FASB ASC 720-35, “Advertising Costs". The advertising costs were $116,972 and $4,267 for the nine months ended September 30, 2013 and 2012, respectively.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 –SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and Development Costs

Research and development costs relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed when incurred in accordance with the FASB ASC 730, "Research and Development". Research and development costs were immaterial for the nine months ended June 30, 2013 and 2012, respectively.

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

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 –SIGNIFICANT ACCOUNTING POLICIES (continued)

Pension and Employee Benefits

Full time employees of the PRC entities participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Company to accrue for these benefits based on certain percentages of the employees' salaries. The Management believes full time employees who have passed the probation period are entitled to such benefits. The total provisions for such employee benefits were $42,420 and $72,503 for the nine months ended September 30, 2013 and 2012, respectively.

Government Subsidies

The Company records government grants as current liabilities upon reception. A government subsidy revenue is recognized only when there is reasonable assurance that the Company has complied with all conditions attached to the grant. The Company recognized government subsidy of $0 and $260,766 for the nine months ended September 30, 2013 and 2012, respectively.

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

Note 4 –SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Note 4 –SIGNIFICANT ACCOUNTING POLICIES (continued)

Segment Reporting

FASB ASC 820, “Segments Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company currently operates in two principal business segments.

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with FASB ASC 260, “Earnings Per Share” , which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no potentially dilutive securities outstanding (options and warrants) for the nine months ended September 30, 2013 and 2012, respectively.

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

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 –SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This standard requires that an unrecognized tax benefits, or a portion of an unrecognized tax benefit be presented on a reduction to a deferred tax asset for an NOL carryforward, a similar tax loss, or a tax credit carryforward with certain exceptions to this rule. If certain exception conditions exists, an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset. This standard is effective for fiscal years and interim periods within those years beginning after December 15, 2013. The Company do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

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

The Company believes that there were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	September 30,	December 31,
	2013	2012
	(unaudited)

Accounts receivable	$465,281	$602,688
Accounts receivable-related party	225,447	154,052
Less: Allowance for doubtful accounts	(240,685)	(215,494)
Accounts receivable, net	$450,043	$541,246

Bad debt expense charged to operations was $25,191 and $0 for the nine months ended September 30, 2013 and 2012, respectively.

Refer to Note 14 - Sales of Liquor to Related Party for accounts receivable of related party.

Note 6 –PREPAID EXPENSES

Prepaid expenses consist of the following:

	September 30,	December 31,
	2013	2012
	(unaudited)

Machinery and parts	$95,946	$135,222
Raw materials and supplies	26,136	49,477
Packing and supply materials	263,463	74,343
Advance to contraction project	1,011,469	985,157
Taxes	62,563	-
Total	$1,459,577	$1,244,199

Note 7 –INVENTORIES

Inventories consist of following:

	September 30,	December 31,
	2013	2012
	(unaudited)

Finished goods	$3,578,092	$2,982,436
Work-in-progress	3,689,394	3,001,300
Raw materials and supplies	59,405	65,565
Supplies and packing materials	1,106,005	1,046,624
Less: Allowance for obsolete inventory	(218,650)	(133,440)
Total	$8,214,246	$6,962,485

Obsolete/Slow moving inventory was $85,210 and $60,072 for the nine months ended September 30, 2013 and 2012, respectively, and these amounts were included in costs of goods sold.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment:

	September 30,	December 31,
	2013	2012
	(unaudited)
Building and warehouses	$3,327,897	$3,185,704
Machinery and equipment	2,467,194	2,278,147
Office equipment and furniture	219,738	281,718
Motor vehicles	392,970	373,732
Leased assets	2,692,781	2,561,674
Total	9,100,580	8,680,975
Less: Accumulated depreciation	(5,232,319)	(4,821,423)
	3,868,261	3,859,552
Add: Construction in progress	408,104	385,744
Total property, plant and equipment, net	$4,276,365	$4,245,296

Depreciation expense charged to operations was $288,195 and $353,491 for the nine months ended September 30, 2013 and 2012, respectively. Depreciation expense with respect to production equipment that was charged to cost of sales was $225,638 and $293,173 for the nine months ended September 30, 2013 and 2012, respectively. The remainder, depreciation expense attributable to equipment used in administration, was $62,557 and $59,778 for the nine months ended September 30, 2013 and 2012, respectively, and was included in general and administration expenses.

Note 9 – INTANGIBLE ASSETS

The following is a summary of intangible assets, less amortization:

	September 30,	December 31,
	2013	2012
	(unaudited)
Land use right	$2,157,651	$2,101,388
Trade Mark of "Xidenghui"	73,154	71,246
Trade Mark of "Baishui Du Kang"	26,823	26,124
Total intangible assets	2,257,628	2,198,758
Less: Accumulated amortization	(229,268)	(191,769)
Total intangible assets, net	$2,028,360	$2,006,989

Amortization expense charged to operations was $32,000 and $32,333 for the nine months ended September 30, 2013 and 2012, respectively.

Note 10 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30,	December 31,
	2013	2012
	(unaudited)
Accrued payroll	$55,326	$98,532
Accrued employee benefits	61,704	59,422
Accrued pension and employee benefit	144,929	140,892
Accrued office expenses	197,230	37,284
Total	$459,189	$336,130

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – TAXES PAYABLE

Taxes payable consists of the following:

	September 30, 2013	December 31, 2012
	(unaudited)
Income tax	$474,815	$469,513
Sales tax and sales tax affixation	121,748	142,687
Excise taxes	61,445	42,797
Value-added Tax ("VAT")	35,026	3,715
Other taxes	21,129	3,126
Total taxes payable	$714,163	$661,838

Note 12 – DEFERRED REVENUE

Deferred revenue consist of the following:

	September 30,	December 31,
	2013	2012
	(unaudited)
Deferred revenue	$2,104,372	$2,498,357
Deferred revenue-related party	1,284,014	1,675,840
Total	$3,388,386	$4,174,197

Refer to Note 14 - Sales of Liquor to Related Party for deferred revenues of related party.

Note 13 – SEGMENT REPORTING

The Company operates in two reportable business segments that are determined based upon differences in products and services. Summarized information by business segment is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE
Sales of Liquor	$1,215,394	$1,173,650	$3,601,121	$2,510,708
Franchise Fees	14,203	205,219	229,104	629,750
	$1,229,597	$1,378,869	$3,830,225	$3,140,458

COST OF SALES
Sales of Liquor	$856,042	$806,300	$2,185,630	$1,712,148
Franchise Fees	-	-	-	-
	$856,042	$806,300	$2,185,630	$1,712,148

GROSS PROFITS
Sales of Liquor	$359,352	$367,350	$1,415,491	$798,560
Franchise Fees	14,203	205,219	229,104	629,750
	$373,555	$572,569	$1,644,595	$1,428,310

	September 30,	December 31,
	2013	2012
	(unaudited)
TOTAL ASSETS OF LIQUOR PRODUCTION AND DISTRIBUTION	$14,632,609	$13,246,775

TOTAL ASSETS OF BRAND NAME FRANCHISE	$4,202,186	$4,361,566

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 –SALES OF LIQUOR TO RELATED PARTIES

The Company generally sells liquor to liquor distributors. Some of these liquor distributors are our affiliates, which are directly or indirectly, beneficially and in the aggregate, majority-owned and controlled by directors and principal shareholders of the Company.  The price will be different if we sell to third parties. The amount sold to these affiliates are as follows:

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	Description	2013	2012	2013	2012
Name of Related Party		(unaudited)	(unaudited)	(unaudited)	(unaudited)
Shaanxi Dukang Group Co., Ltd.	Affiliate 2	$445,910	$410,800	$1,258,381	$1,237,949
Shaanxi Yellow-river Bay Wenquan Lake Park Co., Ltd.,	Non-consolidated,
F/K/A Shaanxi Yellow-river Wetlands Park Co., Ltd.	7.9% owned subsidiary	2,114	-	2,114	-
Shaanxi Baishui Dukang Marketing Management Co., Ltd.	Affiliate 6	44,175	-	44,175	-
Shaanxi Baishui Dukang Commercial and Trade Co., Ltd.	Affiliate 5	62,859	-	62,859	4,557
Shaanxi Zhongke Spaceflight Agriculture
Development Stock Co., Ltd.	Affiliate 1	11,538	-	11,538	-
Shaanxi Baishui Shiye Co., Ltd.
(F/K/A Shaanxi Baishui Dukang Trade Co., Ltd.)	Affiliate 3	8,605	-	9,038	45,801
Total		$575,201	$410,800	$1,388,105	$1,288,307

In related to sales to related-parties, our subsidiaries have accounts receivable and deferred revenue from related-parties, as disclosed in the following:

Due from related parties

Due from related parties consists of the following:

		September 30,	December 31,
Name of Related Party	Description	2013	2012
		(unaudited)
Shaanxi Yellow-river Bay Wenquan Lake Park Co., Ltd.,	Non-consolidated,
F/K/A Shaanxi Yellow-river Wetlands Park Co., Ltd.	7.9% owned subsidiary	$36,227	$34,113
Shaanxi Baishui Dukang Commercial and Trade Co., Ltd.	Affiliate 5	57,743	-
Shaanxi Zhongke Spaceflight Agriculture
Development Stock Co., Ltd.	Affiliate 1	131,477	119,939
Total		$225,447	$154,052

Due to related parties

Due to related parties consists of the following:

		September 30,	December 31,
Name of Related Party	Description	2013	2012
		(unaudited)
Shaanxi Dukang Group Co., Ltd.	Affiliate 2	$1,093,957	$1,258,241
Shaanxi Baishui Shiye Co., Ltd.
(F/K/A Shaanxi Baishui Dukang Trade Co., Ltd.)	Affiliate 3	95,770	325,770
Shaanix Mining New Energy Co., Ltd.	Affiliate 4	94,287	91,829
Total		$1,284,014	$1,675,840

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

Note 15 – CONCENTRATIONS AND CREDIT RISKS

The Company operates in the PRC and grants credit to its customers in this geographic region based on an evaluation of the customer's financial condition. Although the PRC is economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

Major Customers

The following major customers accounted for approximately 5% or more of the Company’s total sales as summarized in the following:

		For the Nine Months Ended September 30,
		2013		2012
		(unaudited)		(unaudited)
Major	Type of		Percentage of		Percentage of
Customers	Customer	Revenue	Total Revenue	Revenue	Total Revenue
* Shaanxi Dukang Group Co., Ltd.	Distributor	$1,258,381	32.85%	$1,237,949	39.42%
* Shaanxi Baishui Dukang Shiye Co., Ltd.	Distributor	-	-	45,801	1.46%
Customer A	Distributor	-	-	189,366	6.03%
Customer B	Distributor	1,040,326	27.16%	418,693	13.33%
Customer C	Agent	-	-	118,531	3.77%
Customer D	Agent	-	-	94,854	3.02%
Total		$2,298,708	60.01%	$2,105,194	67.03%

Major Suppliers

The following major suppliers accounted for approximately 5% or more of the Company’s total purchase as summarized in the following:

			For the Nine Months Ended September 30,
			2013		2012
			(unaudited)		(unaudited)
	Major	Type of		Percentage of		Percentage of
	Suppliers	Goods	Purchase	Total Purchase	Purchase	Total Purchase
	Supplier A	Packing materials	$-	-	$136,933	7.57%
	Supplier B	Packing materials	98,079	5.23%	-	-
	Supplier C	Packing materials		-	-	-
	Supplier D	Packing materials	141,431	7.55%	152,041	8.41%
	Supplier E	Packing materials	-	-	-	-
	Supplier E	Packing materials	-	-	19,949	1.10%
*	Shaanxi Dukang Group Co., Ltd.	Packing materials	229,840	12.27%	-	-
	Supplier F	Packing materials	131,619	7.02%	168,830	9.34%
	Supplier G	Raw materials	124,648	6.65%	-	-
	Supplier H	Raw materials	111,323	5.94%	-	-
	Supplier I	Raw materials	-	-	123,754	6.85%
	Supplier J	Raw materials	-	-	163,089	9.02%
	Total		$836,941	44.67%	$764,596	42.29%

*	Shaanxi Dukang Group Co., Ltd. and Shaanxi Baishui Duking Shiye Co., Ltd are related parties of the Company, see the nature of the affiliation relationship in Note 14.

The Company purchases packing materials from our affiliates, which are directly or indirectly, beneficially and in the aggregate, majority-owned and controlled by directors and principal shareholders of the Company. The price will be different if we purchase from third parties.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 – NONCONTROLLING INTEREST

Balance of Noncontrolling Interest consists of the following:

	Subsidiary and Noncontrolling Interest percentage				Total Noncontrolling
	Brand Management	Baishui Dukang	Xidenghui		Interest
	30.00%	9.49%	16.25%	(4)

Balance @ December 31, 2007	$40,057	$85,189	$-	(1)	$125,246

Noncontrolling Interest income (Loss)	(42,081)	(45,176)	-		(87,258)

Other Comprehensive Income (Loss)-
effects of Foreign Currency Conversion	2,024	5,003	-		7,028

Balance @ December 31, 2008	$-	$45,016	$-		$45,016

Noncontrolling Interest income (Loss)	28,071	(60,287)	(23,661)	(2)	(55,878)

Other Comprehensive Income (Loss)-
effects of Foreign Currency Conversion	15	79	(13)		82

Balance @ December 31, 2009	$28,086	$(15,192)	$(23,674)		$(10,780)

Noncontrolling Interest income (Loss)	173,253	(44,796)	(18,047)		110,410

Other Comprehensive Income (Loss)-
effects of Foreign Currency Conversion	5,332	(1,648)	(1,263)		2,421

Balance @ December 31, 2010	$206,671	$(61,636)	$(42,984)		$102,051

Debt Conversion	-	218,865	4,644,728		4,863,593

Noncontrolling Interest income (Loss)	130,183	(29,866)	27,494		127,810

Other Comprehensive Income (Loss)-
effects of Foreign Currency Conversion	2,225	(509)	2,809		4,526

Balance @ December 31, 2011	$339,079	$126,854	$4,632,047		$5,097,980

Reverse of Debt Conversion	-	-	(99,603)		(99,603)

Noncontrolling Interest income (Loss)	29,308	(32,815)	(0)		(3,507)

Other Comprehensive Income (Loss)-
effects of Foreign Currency Conversion	17	(20)	-		(3)

Balance @ December 31, 2012	$368,404	$94,019	$4,532,444		$4,994,867

Noncontrolling Interest income (Loss)	(11,349)	(13,973)	19,600		(5,722)

Other Comprehensive Income (Loss)-
effects of Foreign Currency Conversion	656	(1,038)	223		(159)

Balance @ September 30, 2013	$357,711	$79,008	$4,552,267		$4,988,986

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 – NONCONTROLLING INTEREST (continued)

Non controlling interest income consists of the following:

	For the Nine Months Ended September 30, 2013
	(unaudited)

Name of Subsidiary	Brand Management		Baishui Dukang		Xidenghui		Parent/Holding Company
	Total Income 100%	Noncontrolling Interest Income 30%	Total Income 100%	Noncontrolling Interest Income 9.49%	Total Income 100%	Noncontrolling Interest Income 16.25%	Total Income	(4)	Noncontrolling Interest Income

Net Income (Loss)	$(37,830)	$(11,349)	$(147,242)	$(13,973)	$427,782	$69,515	$(358)		$-

Income (Loss) from subsidiary
(equity method)	-	-	-	-	(159,750)	(25,959)	291,480		(5,722)

Total Income (Loss)	(37,830)	(11,349)	(147,242)	(13,973)	268,032	43,555	291,122		(5,722)

Adjustments to noncontrolling interest	-	-	-	-	-	(23,955)	-		-
to absorb prior accumulated deficit

Less: Income (Loss) attributable to
noncontrolling interest	11,349	-	13,973	-	19,600	-	-		-

Income (Loss) attributable to Majority	$(26,481)		$(133,269)		$287,632		$291,122	(3)

Income (Loss) attributable to
noncontrolling interest		$(11,349)		$(13,973)		$19,600			$(5,722)

	For the Nine Months Ended September 30, 2012
	(unaudited)

Name of Subsidiary	Brand Management		Baishui Dukang		Xidenghui		Parent/Holding Company
	Total Income 100%	Noncontrolling Interest Income 30%	Total Income 100%	Noncontrolling Interest Income 9.49%	Total Income 100%	Noncontrolling Interest Income 16.25%	Total Income	(4)	Noncontrolling Interest Income

Net Income (Loss)	$132,706	$39,812	$(153,545)	$(14,571)	$707,018	$116,870	$(514)		$-

Income (Loss) from subsidiary
(equity method)	-	-	-	-	(46,080)	(7,617)	660,938		25,240

Total Income (Loss)	132,706	39,812	(153,545)	(14,571)	660,938	109,253	660,424		25,240

Adjustments to noncontrolling interest
to absorb prior accumulated deficit	-	-	-	-	-	(109,253)	-		-

Less: Income (Loss) attributable to
noncontrolling interest	(39,812)	-	14,571	-	-	-	-		-

Income (Loss) attributable to Majority	$92,894		$(138,974)		$660,938		$660,424		(3)
Income (Loss) attributable to
noncontrolling interest		$39,812		$(14,571)		$-			$25,240

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 – NONCONTROLLING INTEREST (continued)

Noncontrolling interest income consists of the following:

	For the Year Ended December 31, 2012
Name of Subsidiary	Brand Management		Baishui Dukang		Xidenghui		Parent/Holding Company
	Total Income 100%	Noncontrolling Interest Income 30%	Total Income 100%	Noncontrolling Interest Income 9.49%	Total Income 100%	Noncontrolling Interest Income 16.25%	Total Income	(4)	Noncontrolling Interest Income

Net Income (Loss)	$97,693	$29,308	$(345,788)	$(32,815)	$1,173,569	$190,705	$(814)		$-

Income (Loss) from subsidiary
(equity method)	-	-	-	-	(244,587)	(39,745)	778,022		(3,507)

Total Income (Loss)	97,693	29,308	(345,788)	(32,815)	928,982	150,960	777,208		(3,507)

Adjustments to noncontrolling interest
to absorb prior accumulated deficit	-	-	-	-	-	(150,960)	-		-

Less: Income (Loss) attributable to
noncontrolling interest	(29,308)	-	32,815	-	(150,960)	-	-		-

Income (Loss) attributable to Majority	$68,385		$(312,972)		$778,022		$777,208		(3)
Income (Loss) attributable to
noncontrolling interest		$29,308		$(32,815)		$(0)			$(3,507)

	For the Year Ended December 31, 2011
Name of Subsidiary	Brand Management		Baishui Dukang		Xidenghui		Parent/Holding Company
	Total Income 100%	Noncontrolling Interest Income 30%	Total Income 100%	Noncontrolling Interest Income 9.49%	Total Income 100%	Noncontrolling Interest Income 16.25%	Total Income (4)	Noncontrolling Interest Income

Net Income (Loss)	$433,942	$130,183	$(314,709)	$(29,866)	$(814,314)	$2,943	$(917)	$-

Income (Loss) from subsidiary
(equity method)	-	-	-	-	18,917	24,550	(822,891)	127,810

Total Income (Loss)	433,942	130,183	(314,709)	(29,866)	(795,397)	27,494	(823,808)	127,810

Less: Income (Loss) attributable to
noncontrolling interest	(130,183)	-	29,866	-	(27,494)	-	-	-

Income (Loss) attributable to Majority	$303,760		$(284,843)		$(822,891)		$(823,808)	(3)
Income (Loss) attributable to
noncontrolling interest		$130,183		$(29,866)		$27,494		$127,810

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

Note 17 – COMMITMENTS AND CONTINGENCIES

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

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 – COMMITMENTS AND CONTINGENCIES (continued)

Estimated Pension and Unemployment Insurance Expenses

	Pension Insurance Expense					Unemployment Insurance Expense					Total		Present Value as of December 31, 2012 (the incremental interest rate is 8%)
	Province average salary	Annual increase		No. of	Estimated pension insurance expense	City average salary	Annual increase		No. of	Estimated pension insurance	USD$1.00=RMB¥6.31610 @12/31/2012
Year	(RMB)	rate	Percentage	employees	(RMB)	(RMB)	rate	Percentage	employees	expense	(RMB)	(USD)	(RMB)	(USD)
2013	15,505	4%	20%	282	874,483	12,351	4%	2.50%	282	87,078	961,561	152,240	706,776	130,521
2014	16,125	4%	20%	268	864,312	12,846	4%	2.50%	268	86,065	950,377	150,469	646,811	119,447
2015	16,770	4%	20%	258	865,344	13,359	4%	2.50%	258	86,168	951,512	150,649	599,614	110,731
2016	17,441	4%	20%	244	851,123	13,894	4%	2.50%	244	84,752	935,875	148,173	546,074	100,844
2017	18,139	4%	20%	228	827,124	14,449	4%	2.50%	228	82,362	909,486	143,995	491,367	90,741
2018	18,864	4%	20%	215	811,162	15,027	4%	2.50%	215	80,772	891,935	141,216	446,189	82,398
2019	19,619	4%	20%	199	780,828	15,629	4%	2.50%	199	77,752	858,580	135,935	397,689	73,442
2020	20,404	4%	20%	173	705,963	16,254	4%	2.50%	173	70,297	776,260	122,902	332,925	61,482
2021	21,220	4%	20%	148	628,103	16,904	4%	2.50%	148	62,544	690,647	109,347	274,265	50,649
2022	22,068	4%	20%	135	595,849	17,580	4%	2.50%	135	59,332	655,182	103,732	240,909	44,489
2023	22,951	4%	20%	113	518,698	18,283	4%	2.50%	113	51,650	570,348	90,301	194,181	35,860
2024	23,869	4%	20%	102	486,933	19,015	4%	2.50%	102	48,487	535,420	84,771	168,787	31,170
2025	24,824	4%	20%	77	382,290	19,775	4%	2.50%	77	38,067	420,357	66,553	122,698	22,659
2026	25,817	4%	20%	52	268,497	20,566	4%	2.50%	52	26,736	295,233	46,743	79,792	14,735
2027	26,850	4%	20%	41	220,167	21,389	4%	2.50%	41	21,923	242,091	38,329	60,583	11,188
2028	27,924	4%	20%	25	139,618	22,244	4%	2.50%	25	13,903	153,521	24,306	35,573	6,569
2029	29,041	4%	20%	18	104,546	23,134	4%	2.50%	18	10,410	114,957	18,201	24,664	4,555
2030	30,202	4%	20%	12	72,485	24,059	4%	2.50%	12	7,218	79,703	12,619	15,834	2,924
2031	31,410	4%	20%	6	37,692	25,022	4%	2.50%	6	3,753	41,446	6,562	7,624	1,408
2032	32,667	4%	20%	1	6,533	26,023	4%	2.50%	1	651	7,184	1,137	1,224	226
Total					10,939,256					1,089,290	12,028,546	1,903,233	6,176,988	1,119,124

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

Note 17 – COMMITMENTS AND CONTINGENCIES (continued)

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

Note 18 – CONDENSED PARENT COMPANY FINANCIAL INFORMATION

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

CHINA DU KANG CO., LTD.
CONDENSED PARENT COMPANY BALANCE SHEETS
(Dollars in Thousands)

	September 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Investment in subsidiaries, at equity in net assets	5,901	5,373
Total Assets	5,901	$5,373

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities	-	-

Commitments and Contingencies	-	-

Shareholders' Equity:
Preferred stock, par value $0.001, 5,000,000 shares authorized;
no shares issued and outstanding as of
September 30, 2013 and December 31, 2012	-	-
Common stock, par value $0.001, 250,000,000 shares authorized;
100,113,791 shares issued and outstanding as of
September 30, 2013 and December 31, 2012	100	100
Additional paid-in capital	27,385	27,385
Accumulated deficit	(21,097)	(21,345)
Accumulated other comprehensive income	(487)	(767)
Total Shareholders' equity (deficit)	5,901	$5,373

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 – CONDENSED PARENT COMPANY FINANCIAL INFORMATION (continued)

CHINA DU KANG CO., LTD.
CONDENSED PARENT COMPANY STATEMENT OF OPERATIONS
(Dollars in Thousands)

	For the Nine Months Ended
	September 30,
	2013	2012
	(unaudited)	(unaudited)

Operating Expenses	$-	$-

Equity in undistributed income of subsidiaries	242	686
Net Income	$242	$686

CHINA DU KANG CO., LTD.
CONDENSED PARENT COMPANY STATEMENT OF CASH FLOWS
(Dollars in Thousands)

	For the Nine Months Ended
	September 30,
	2013	2012
	(unaudited)	(unaudited)
Cash Flows from Operating Activities
Net income	$242	$686
Adjustments to reconcile net income (loss)
provided by cash flows from operations
Equity in undistributed income of subsidiaries	(242)	(686)
Net cash provided by operating activities	-	-

Increase (decrease) in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

Revenue

Total revenues for the three months ended September 30, 2013 were $1,229,597 as compared to $1,378,869 for the same period of 2012, representing a decrease of 10.8%. These include sales of liquor, which were $1,215,394 for the three months ended September 30, 2013 and $1,173,650 for the same period of 2012.

Sales of liquor to related parties distributors were $575,201 or approximately 47.3% of total liquor sales for the three months ended September 30, 2013; and $410,800 or 35.0% of total liquor sales for the three months ended September 30, 2012, respectively. The Company increased its sales of liquor to various new related party distributors. The Company’s revenues from sales of liquor for the three months ended September 30, 2013 increased $41,744 or approximately 3.6% as compared to the same period in 2012. The Company has introduced new products to the market along with new product packaging and increased promotion and advertising spending to attract customers.

The license fees revenue for the three months ended September 30, 2013 were $14,203 and $205,219 for the same period of 2012, representing a decrease of 93.1%, as a result of the change in our strategy to reduce granting third parties the use of our brand names.

There are no related parties’ revenues generated from license fees or agent sales.

Cost of Goods and Gross Margin

The overall gross margin for the three months ended September 30, 2013 was 30.4% as compared to 41.5% for the comparable period of 2012. Gross margin on sales of liquor was 29.6% in the three months ended September 30, 2013, representing a decrease of 1.7% when compared to 31.3% for the comparable period in 2012.

The decrease in gross margin on sales of liquor resulted from a decrease of sales to unrelated third party customers. The sales to related party distributors has significantly affected the overall gross margin on sales of liquor. Historically, the Company had sold its liquor products to related parties’ distributors at deep discount prices.

Operating Expenses

Expenses from operations totaled $430,141 and $321,428 for the three months ended September 30, 2013 and 2012, respectively. Selling expenses were $230,875 for the three months ended September 30, 2013 as compared to $90,236 for the same period in 2012. Selling expenses increased $140,639 or 155.9% as a result of increased promotion and advertising expenses. General and administrative expenses were $199,266 for the three months ended September 30, 2013 compared to $231,192 for the corresponding period in 2012. The $31,926 or approximately 13.8% decrease in general and administrative expenses between periods was primarily the result of decreased travel and entertainment expenses.

The Company increased its spending in advertising and promotion expense to introduce new products to the market along with new product packaging.

For the three months ended September 30, 2013, the Company had higher spending in sales commission, advertising expenses, promotion expenses, payroll expenses, and travel and entertainment expenses when compared to the same period in 2012. The increase in spending was to introduce new products and packaging to the market.

Other Income and Expenses

The Company has incurred total interest expense net of $9,946 and $7,180 for the three months ended September 30, 2013 and 2012, respectively. The increase in interest expense of $2,766 was due to interest expenses on capital leases acquired by the Company.

Income Tax Expense

The Company incurred income tax expense of $2,657 for the three months ended 2013 as compared to income tax benefits of $12,415 for the same period in 2012. The income tax benefit was incurred as a result of net income before income tax of Brand Management, one of our subsidiaries, for the nine months ended September 30, 2013.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

Revenue

Total revenues for the nine months ended September 30, 2013 were $3,830,225 as compared to $3,140,458 for the same period of 2012. These include sales of liquor, which were $3,601,121 for the nine months ended September 30, 2013 and $2,510,708 for the same period of 2012.

Sales of liquor to related parties distributors were $1,388,105 or approximately 38.5% of total liquor sales for the nine months ended September 30, 2013, and $1,288,307 or 51.3% of total liquor sales for the nine months ended September 30, 2012, respectively. Corresponding related parties’ deferred revenues to the sales revenues were $1,284,014 and $1,675,840 at September 30, 2013 and December 31, 2012, respectively. The Company’s revenues from sales of liquor for the nine months ended September 30, 2013 increased $1,090,413 or approximately 43.4% as compared to the same period in 2012. The Company’s change in distribution practice that began in 2012 has increased its customer’s base. The Company expects its revenue to remain comparable over the next periods as customers adapt to the new products introduced by the Company.

The license fees revenue for the nine months ended September 30, 2013 were $229,104 and $629,750 for the same period of 2012, representing a decrease of $400,646 or approximately 63.6%, as a result of the change in our strategy to reduce granting third parties the use of our brand name.

There are no related parties’ revenues generated from license fees or agent sales.

Cost of Goods and Gross Margin

The overall gross margin for the six month ended September 30, 2013 was 37.0% as compared to 25.4% for the comparable period of 2012. Gross margin on sales of liquor was 39.3% in the nine months ended September 30, 2013, representing an increase of 7.5% when compared to 31.8% for the comparable period in 2012.

The increase in gross margin on sales of liquor resulted from increase of sales to unrelated third party customers. Historically, the Company primarily sold its liquor products to related parties’ distributors at deep discount prices. When the Company sells its products directly to third party customers the gross margin increased.

Operating Expenses

Expenses from operations totaled $1,267,160 and $948,389 for the nine months ended September 30, 2013 and 2012, respectively. Selling expenses increased $528,229 from $134,112 for the nine months ended September 30, 2012 to $662,341 for the same period in 2013, resulted from significant increase of promotion and advertising expense to market our new products and packaging. General and administrative expenses were $604,819 for the nine months ended September 30, 2013 compared to $814,277 for the corresponding period in 2012. The 25.7% decrease in general and administrative expenses between periods was primarily the result of lower professional and consultancy fees, office expenses and travel and entertainment.

The changes in selling expenses and general and administrative expenses arose from the Company's decision to introduce new products to the market with new packaging for the long-standing products.

Other Income and Expenses

The Company has incurred total interest expense and imputed interest expense net of $29,658 and $20,452 for the nine months ended September 30, 2013 and 2012, respectively. The increase in interest expense was due to capital lease obtained by the Company. The Company received a governmental subsidy of $260,766 in the nine months ended September 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash used in operating activities was $64,892 for the nine months ended September 30, 2013 compared to net cash provided by operating activities of $285,358 for the corresponding period in 2012.

The Company experienced a net income of $242,352 for the nine months ended September 30, 2013 as compared to net income of $685,668 for the same period of 2012. Adjustments to reconcile the net loss to cash provided by operating activities included depreciation and amortization of $320,195 for the nine months ended September 30, 2013 as compared to $385,824 for the corresponding period in 2012. The Company also had to reserve bad debts of $25,191 and obsolete inventory of $85,210 for the nine months ended 2013.

Changes in operating assets and liabilities included decrease in accounts receivable of $79,312, increase in prepaid expenses of $180,013, and increase in inventory of $1,138,548, respectively. At the same time, our accounts payable and accrued expenses increased $1,081,218 and $112,774, respectively. Our deferred revenue decreased from $4,174,197 at December 31, 2012 to $3,388,386 on September 30, 2013. Changes in other liabilities, such as others payable and taxes payable were minimal. The Company made purchases for new packing materials for its products and increased costs of its new product inventory.

Investing Activities

Net cash used in investing activities was $140,354 for the nine months ended September 30, 2013 compared to net cash used in investing activities of $165,297 for the corresponding period in 2012. The increase was primarily attributed to acquisition of new machinery and equipment.

Financing Activities

Net cash used in financing activities were $54,489 and $68,731 for the nine months ended September 30, 2013 and 2012 respectively. Net cash used in financing activities resulted from payment of capital lease principal.

Cash at September 30, 2013 and December 31, 2012 was $370,349 and $681,702, respectively. The Company had working capital of $3,346,892 at September 30, 2013 as compared to $2,985,718 at December 31, 2012.

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

Related Parties Transactions

The Company has generated sales revenues from related parties in the amount of $1,388,105 and $1,288,307 for the nine months ended September 30, 2013 and 2012, respectively.

The Company has outstanding accounts receivables from related parties in the amount of $225,447 and $154,052 at September 30, 2013 and December 31, 2012, respectively.

The Company has outstanding deferred revenues related to related parties in the amount of $1,284,014 and $1,675,840 at September 30, 2013 and December 31, 2012, respectively.

Critical Accounting Policies

Information regarding significant accounting standards is included in Note 4 to the accompanying Consolidated Financial Statements.

Off-Balance Sheet Arrangements

As of September 30, 2013, the Company did not have any other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2013.

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

CHINA DU KANG CO., LTD.
(Registrant)

Date: November 19, 2013	By:	/s/ Wang Yong Sheng
Wang Yong Sheng,
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 19, 2013	By:	/s/ Liu Su Ying
Liu Su Ying,
Chief Financial Officer
(Principal Accounting Officer)