Form 10-K
period 2013-12-31
CHINA DU KANG CO. LTD.
filed 2014-07-29
CIK 1472635

U.S. Securities and Exchange Commission
Washington, D.C. 20549
_________________________

FORM 10-K
_________________________

☒	Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2013

☐	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Transition Period from _______ to _______

Commission File Number: 000-53833
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 if Regulation S-K (229.405 of this Chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)
Accelerated filer	☐
Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act). Yes ☐    No ☒

The aggregate market value of the registrant's voting common equity held by non-affiliates was $1,741,676, computed by reference to the price at which the common equity was last sold, which was $0.02 on May 29, 2014.

Number of shares of common stock, par value $.001, outstanding as of July15, 2014: 100,113,791

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

China Du Kang Co., Ltd (“Du Kang” or the “Company”) was incorporated as U.S. Power Systems, Inc. in the State of Nevada on January 16, 1987. On or about June 8, 2006, the Company’s name was changed to Premier Organic Farms Group, Inc. On or about November 30, 2006, the name was changed to Amstar Financial Holdings, Inc. (“AFLH”). On or about March 18, 2008, the name was changed to its current name of China Du Kang Co., Ltd. with its corporate charter still residing in Nevada. The Company changed its fiscal year ending from September 30 to December 31 in February 2008.

Overview

The Company had been engaged in the business of providing various financial services since its incorporation. The Company was not successful and discontinued the majority of its operation by December 31, 2007.

On January 10, 2008, the Company entered into a Plan of Exchange Agreement (the “Agreement”) with Hong Kong Merit Enterprise Limited (“Merit”), a holding company incorporated in Hong Kong. Pursuant to the terms of the Agreement, the Company agreed to issue post-split 88,000,000 shares of its common stock to the shareholder(s) of Merit in exchange for Merit transfering all of its issued and outstanding shares of common stock to the Company, thereby causing Merit to become a wholly-owned subsidiary of the Company. Merit also agreed to pay $260,000 to the Company at closing. The parties closed the transaction contemplated by the Agreement on February 11, 2008.

This transaction was accounted for as a reverse merger, since the shareholders of Merit own a majority of the outstanding shares of the Company’s common stock immediately following the share exchange. Merit is deemed to be the acquirer in the reverse merger. Consequently, the assets, liabilities and historical operations that are reflected in the consolidated financial statements for periods prior to the share exchange are those of Merit and its subsidiaries and are recorded at the historical cost basis. After completion of the share exchange, the Company’s consolidated financial statements include the assets and liabilities of both Du Kang and Merit, the historical operations of Merit and the operations of the Company and its subsidiaries from the closing date of the share exchange.

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

Huitong was formed for the purpose of seeking and consummating a merger or acquisition with a business entity organized as a private corporation, partnership, or sole proprietorship. On December 26, 2007, Huitong executed a share exchange agreement (the "Exchange Agreement") with the owners of Shaanxi Xidenghui Technology Stock Co., Ltd. ("Xidenghui"), whereby Huitong exchanged 100% of its issued and outstanding capital for 98.24% of the equity ownership in Xidenghui. Subsequent to completion of the Share Exchange, Xidenghui became a majority-owned subsidiary of Huitong.

Xidenghui was incorporated in Weinan City, Shaanxi Province, PRC on March 29, 2001 under the Company Law of PRC. Xidenghui was engaged in the business of production and distribution of distilled spirit with a brand name of “Xidenghui.” Currently, its principal business is to hold an equity ownership interest in Shannxi Baishui Dukang Liquor Co., Ltd. (“Baishui Dukang”), and Shaanxi Yellow-river Bay Wenquan Lake Park Co., Ltd. ("Yellow-river Bay Park"). Since January 2012, Xidenghui also distributes liquor that is manufactured by Shannxi Baishui Dukang Liquor Co., Ltd. (“Baishui Dukang”), one of our operating subsidiaries.

Baishui Dukang was incorporated in Baishui County, Shaanxi Province, PRC on March 1, 2002 under the Company Law of PRC. Baishui Dukang was principally engaged in the business of production and distribution of distilled spirits with a brand name of “Baishui Dukang.” On May 15, 2002, Xidenghui invested inventory and fixed assets, with a total fair value of $4,470,219 (RMB 37,000,000), to Baishui Dukang and owns 90.51% of Baishui Dukang’s equity interest ownership, thereby causing Baishui Dukang to become a majority-owned subsidiary of Xidenghui.

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

Previous to this, on or about October 25, 2006 a Definitive Agreement was entered into by Premier Organic Farms Group, Inc. and Amstar International, Inc. On or about December 19, 2006, the merger defined in this agreement was closed. In the definitive agreement Amstar International, Inc. was to merge with Premier Organic Farms Group, Inc. (PFOG). Prior to the merger, PFOG was to change its name to Amstar Financial Holdings, Inc, dilute their shares down to approximately 608,771 shares with 96.12% of the ownership passing to Amstar International Stockholders. In addition, as part of the terms of this agreement a favorable hearing before a judge of competent jurisdiction, regarding a petition of fairness subject to section 3(a)(10) of the Securities Act of 1933 was to be approved. An order granting this petition of fairness was signed on December 18, 2006 by a judge in the State of Nevada, County of Elko, Case number CV-C-06-1016. This transaction closed on December 19, 2006, in Phoenix, Arizona.

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

On March 4, 2002, Baishui Dukang signed a lease agreement with Shaanxi Sanjiu Dukang Liquor Production Co., Ltd ("Sanjiu"), pursuant to which Baishui Dukang agreed to lease the liquor production facility of Sanjiu, including all the fixed assets and the piece of land that the fixed assets attached, for a period of 20 years, which was subsequently extended to 30 years. On February 3, 2005, Sanjiu was acquired by Shannxi Baishui Dukang Liquor Development Co., Ltd, an affiliate of the Company. On April 30, 2005, Baishui Dukang signed a complementary lease agreement with Shannxi Baishui Dukang Liquor Development Co., Ltd, pursuant to which Baishui Dukang agreed to continue to lease the liquor production facility for the rest of the original 30-year period. Baishui Dukang also agreed to pay $362,450 (RMB 3,000,000) to the local government to continue the lease and to absorb the pension and unemployment insurance expenses of Sanjiu's original employees. All the pension and unemployment insurance payments were to be made directly to the local China Social Security Administration to satisfy all of the pension and unemployment insurance expenses that were required in connection with the original Sanjiu employees.

From that time until the present, the Baishui facility has been the Company’s exclusive manufacturing facility and the Company has continued to market the lines that were originally offered by the Baishui Dukang Liquor Factory. The Company has made significant improvements to the facility and expects to continue to improve the facility.

Current Operations

Hong Kong Merit Enterprise Limited (“Merit”), a Hong Kong holding company, wholly owns Shaanxi Huitong Food Development Co., Inc. (“Huitong”), a PRC holding company, which majority owns Shaanxi Xidenghui Technology Stock Co., Ltd. (“Xidenghui”), which in turn majority owns Shaanxi Bai Shui Du Kang Liquor Co., Ltd. (“Bai Shui Du Kang”).

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

On December 10, 2013, the Board of Directors of China Du Kang Co. Ltd., authorized a restructuring of the equity ownership and capital of its Shaanxi Bai Shui Du Kang Liquor Co., Ltd. subsidiary (“Du Kang Liquor Co.”), which is the Chinese subsidiary that is the exclusive manufacturing facility that distills the Company’s proprietary line of white wines and liquors.

Prior to the restructuring, Shaanxi Xi Deng Hui Science & Technology Industrial Stock Co., Ltd. owned

•	90.51% and controls Shaanxi Bai Shui Du Kang Liquor Co., Ltd. with $5,071,463 (RMB 41,970,000) capital investment
•	70% Shaanxi Bai Shui Du Kang Brand Management Co., Ltd. with $95,706 (RMB 1,000,000) capital investment
•	7.9% Shaanxi Yellow-river Bay Wenquan Lake Park Co., Ltd. with $1,950,775 (RMB 12,000,000) capital investment

As a result of the restructuring, the capital investment in Du Kang Liquor Co. increased from 46,380,000 RMB to 82,300,000 RMB. In addition, Xi Deng Hui will dispose of its investment in Bashui Liquor Brand Management.

Shaanxi Xi Deng Hui Stock Co. Ltd. owns

•	51% and controls Shaanxi Bai Shui Du Kang Liquor Co., Ltd., with $5,071,463 (RMB 41,976,500) capital investment
•	18% Shaanxi Yellow-river Bay Wenquan Lake Park Co., Ltd. with $2,013,641 (RMB 12,311,398)

Principal Products

The Company manufactures, sells, and distributes a proprietary line of white wines that are generally known in China under the heading Du Kang. The largest sellers are currently collections called the “Baishui Dukang” series, the Thirteen Dynasties series and Jiu Zu Gong.

Du Kang is a generic description, like “vodka” or “merlot” and is one of the most famous Chinese white wine brands. The Company’s subsidiaries Shaanxi Bai Shui Du Kang Liquor Co. Ltd and Shaanxi Bai Shui Du Kang own the “Bai Shui Du Kang” brand, while another subsidiary, owns three brands:

●	Bai Shui Du Kang
●	Thirteen Dynasties, and
●	Jiu Zu Gong.

At present, Du Kang has a 6,000 ton production capacity per year including brewing and packaging. Liquor product unit prices range from $2.00 to $150.00. Our Du Kang Liquor products are sold in most cities in China. In northeast, north, south coastal region and middle areas of China, we sell liquor through long-term liquor distributors. In Shaanxi province we sell liquor to agent stores in Xi’an, Bai Shui, Hua yin, Han Cheng, Fu Ping Pu Cheng, Da Li, Wei Nan city. Throughout China, the Du Kang market sales, awareness and brand image is broadening.

Through its subsidiaries in China, the Company sells and develops new and additional liquors, liquor raw materials, deep processing of agricultural and sideline products and research and development of high-tech products and brewing methods. We were the first company, in cooperation with the Chinese Academy of Sciences, to ship Du Kang yeast and grain aboard #3 and #7 Shenzou spaceflights for a series of scientific experiments designed to improve yield and flavors. No newly developed products have entered the market since 2008. We are currently focusing on expanding distribution of existing brands, so we have devoted only minimal resources to research and development activities in the past two years.

Major products include the Baishui Dukang series, Thirteen Dynasties series, Shen Zhou Nectar, Guo Bin Special, and Jiu Zu Gong.

Distribution methods of the products or services

The Company set a new sales strategy, including sales territory that covers many counties in China since July 2007. Du Kang Liquor products previously have been sold mostly in the larger cities in China. Beginning from 2008, we put in place distributorship agreements in the form of agencies or licensing that now includes the northeast, north, south coastal region and middle areas of China.

We derive our revenue principally from:

●	Sales of liquor within China generally through long-term liquor distributors (“Distributor”), with which the Company entered into distributorship agreements.
o
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

Dependence on Major Customers

Shaanxi Dukang Group Co., Ltd., accounted for approximately 36.64% and 41.59% of the sales of our products for the year ended December 31, 2013 and 2012, respectively.

The Company has all the certificates required to be issued by the Chinese government pertaining to production and sales of liquor, such as the Production License, Trade Mark Registration Certificate, etc. All these certificates are in force.

We believe we have full rights to the intellectual property required for sales in China. We have been contacted by a U.S. group that indicates that they have a prior right to the name “Du Kang” within the United States.

We derive revenue from distributors and agents as following:

		For the Year Ended December 31,
		2013		2012
Major Customers	Type of Customer	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue
Shaanxi Dukang Group Co., Ltd.	Distributor	$1,611,999	36.64%	$1,764,543	41.59%
Customer A	Distributor	949,621	21.59%	541,798	12.77%
Customer B	Distributor	-	-	393,068	9.26%
Total		$2,561,620	58.23%	$2,699,409	63.62%

Competitive Business Conditions

While management is pleased at the progress of the distribution of its Du Kang liquors, it remains a relatively insignificant participant in the liquor and beverage industry. Many of our competitors are larger and have significantly more financial resources. We were recently awarded inclusion in China’s top 500 large and medium sized beverage manufacturers. An article in the April 15, 2009 edition of "The Atlantic" magazine (Risen, The Atlantic, April 15, 2009) reported that "Maotai," a "baijiu" type of white liquor that is competitive, was the largest selling liquor in the world. The article notes that Maotai is somewhat expensive, the bottle tested cost $115 USD, smells of ammonia, and has a bitter taste.

A February, 2010 issue of the newspaper China Daily (Qingfen and Yue, China Daily, February 2, 2010) also noted that "Moutai and Wuliangye," two higher end liquors were selling briskly. Both Moutai and Wuliangy are products that compete with the Company’s liquors. The article quoted a report from a China investment firm that said,

The Company believes that its Du Kang series is positioned well against the larger sellers and should enjoy increased sales if the liquor market overall improves.

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

Dependence on Major Suppliers

We rely on a limited number of suppliers for our component parts and raw materials. Although there are many suppliers for each of our component parts and raw materials, we are dependent on a limited number of suppliers for many of the significant components and raw materials. This reliance involves a number of significant potential risks, including:

•	lack of availability of materials and interruptions in delivery of components and raw materials from our suppliers;
•	manufacturing delays caused by such lack of availability or interruptions in delivery;
•	fluctuations in the quality and the price of components and raw materials, in particular due to the petroleum price impact on such materials; and
•	risks related to foreign operations.

We generally do not have any long-term or exclusive purchase commitments with any of our suppliers.

Our major suppliers consist of the following:

		For the Year Ended December 31,
		2013		2012
Major	Type of		Percentage of		Percentage of
Suppliers	Goods	Purchase	Total Purchase	Purchase	Total Purchase
Shaanxi Dukang Group Co., Ltd.	Packing materials	286,561	12.30%	187,410	5.00%
Supplier A	Packing materials	132,114	5.67%	187,410	5.00%
Supplier B	Packing materials	-	-	333,655	8.90%
Supplier C	Packing materials	152,225	6.53%	-	-
Supplier D	Raw materials	255,317	10.96%	-	-
Supplier E	Raw materials	-	5.31%	199,058	5.31%
Total		$826,218	40.77%	907,534	24.20%

Our failure to maintain existing relationships with our suppliers or to establish new relationships in the future could also negatively affect our ability to obtain our components and raw materials used in our products in a timely manner. If we are unable to obtain ample supply of products from our existing suppliers or alternative sources of supply, we may be unable to satisfy our customers’ orders, which could materially and adversely affect our revenues and our relationship with our customers.

Regulation

We are currently regulated by Peoples Government of Shaanxi Province approved Business License, Organization Code of PRC. We have obtained and maintain China Manufacture Certificate, Sanitation License and Food Security permits for Shaanxi Bai Shui Du Kang Liquor Co., Ltd.

The greatest impact of government regulation for our business is the change of tax policy. In China, white spirit production belongs to a traditionally high tax industry. However, the Company's location, Bai Shui County, is rated as a national level poor county. The Company is considered to be a pillar enterprise and major enterprise tax payer in Bai Shui County.

Employees

The Company currently has 192 full time employees. During peak seasons, the Company hires temporary workers and typically has approximately 250 part time employees during these periods. The Company currently has no part time employees.

All officers and directors, except Liu Su Ying, are employed on a full time basis and devote their full time of at least 40 hours per week to the Company. Ms. Liu devotes approximately 70% of her time each week to the Company as its CFO.

Costs and effects of compliance with environmental laws

Company’s main product is liquor, and the raw material for liquor production is grain and water. The water is taken from Dukang spring, a fresh water aquifer that has a history of thousands of years. The Company’s manufacturing process meets the national standard for environmental protection. Moreover, the Company was commended as a “Manufacturing Enterprise to Recycle Energy” by the government of Shaanxi province.

In recent years, the Company has refurbished its production equipment, factory, building, boiler, water line, electricity and air to improve its efficiency. In addition, the Company has invested in recovery processing of the distillers grains produced in liquor-making in order to produce the fodder.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES.

Total depreciation expense was $411,216 and $448,446 for the years ended December 31, 2013 and 2012, respectively. The property, plant and equipment shown in the following chart are those held directly by the Company and the remaining properties are owned per a capital lease.

	December 31,	December 31,
	2013	2012

Building and warehouses	$5,888,332	$3,185,704
Machinery and equipment	2,407,299	2,278,147
Office equipment and furniture	269,815	257,435
Motor vehicles	395,373	373,732
Leased assets	2,800,301	2,561,674
Total	11,761,120	8,656,692
Less: Accumulated depreciation	(5,368,472)	(4,805,032)
	6,392,648	3,851,660
Add: Construction in progress	631,068	385,744
Total property, plant and equipment, net	$7,023,716	$4,237,404

Leased Assets

On March 4, 2002, Baishui Dukang signed a lease agreement with Shaanxi Sanjiu Dukang Liquor Production Co., Ltd ("Sanjiu"), pursuant to which Baishui Dukang agreed to lease the liquor production facility of Sanjiu, including all the fixed assets and the piece of land that the fixed assets attached, for a period of 20 years, which was subsequently extended to 30 years. On February 3, 2005, Sanjiu was acquired by Shannxi Baishui Dukang Liquor Development Co., Ltd, an affiliate of the Company. On April 30, 2005, Baishui Dukang signed a complementary lease agreement with Shannxi Baishui Dukang Liquor Development Co., Ltd, pursuant to which Baishui Dukang agreed to continue to lease the liquor production facility for the rest of the original 30-year period. Baishui Dukang also agreed to pay $362,450 (RMB 3,000,000) to the local government to continue the lease and to absorb the pension and unemployment insurance expenses of Sanjiu's original employees. All the pension and unemployment insurance payments were to be made directly to the local China Social Security Administration to satisfy all of the pension and unemployment insurance expenses that were required in connection with the original Sanjiu employees.

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

Year	Pension Insurance Expense					Unemployment Insurance Expense					Total		Present Value as of December 31, 2013 (the incremental interest rate is 8%)
	Province average salary (RMB)	Annual increase rate	Percentage	No. of employees	Estimated pension insurance expense (RMB)	City average salary (RMB)	Annual increase rate	Percentage	No. of employees	Estimated pension insurance expense	USD$1.00=RMB¥6.15140 @12/31/2013
											(RMB)	(USD)	(RMB)	(USD)
2014	16,125	4%	20%	268	864,312	12,846	4%	2.50%	268	86,065	950,377	154,498	646,811	122,645
2015	16,770	4%	20%	258	865,344	13,359	4%	2.50%	258	86,168	951,512	154,682	599,614	113,696
2016	17,441	4%	20%	244	851,123	13,894	4%	2.50%	244	84,752	935,875	152,140	546,074	103,544
2017	18,139	4%	20%	228	827,124	14,449	4%	2.50%	228	82,362	909,486	147,850	491,367	93,171
2018	18,864	4%	20%	215	811,162	15,027	4%	2.50%	215	80,772	891,935	144,997	446,189	84,604
2019	19,619	4%	20%	199	780,828	15,629	4%	2.50%	199	77,752	858,580	139,575	397,689	75,408
2020	20,404	4%	20%	173	705,963	16,254	4%	2.50%	173	70,297	776,260	126,192	332,925	63,128
2021	21,220	4%	20%	148	628,103	16,904	4%	2.50%	148	62,544	690,647	112,275	274,265	52,005
2022	22,068	4%	20%	135	595,849	17,580	4%	2.50%	135	59,332	655,182	106,509	240,909	45,680
2023	22,951	4%	20%	113	518,698	18,283	4%	2.50%	113	51,650	570,348	92,718	194,181	36,820
2024	23,869	4%	20%	102	486,933	19,015	4%	2.50%	102	48,487	535,420	87,040	168,787	32,005
2025	24,824	4%	20%	77	382,290	19,775	4%	2.50%	77	38,067	420,357	68,335	122,698	23,265
2026	25,817	4%	20%	52	268,497	20,566	4%	2.50%	52	26,736	295,233	47,994	79,792	15,130
2027	26,850	4%	20%	41	220,167	21,389	4%	2.50%	41	21,923	242,091	39,355	60,583	11,487
2028	27,924	4%	20%	25	139,618	22,244	4%	2.50%	25	13,903	153,521	24,957	35,573	6,745
2029	29,041	4%	20%	18	104,546	23,134	4%	2.50%	18	10,410	114,957	18,688	24,664	4,677
2030	30,202	4%	20%	12	72,485	24,059	4%	2.50%	12	7,218	79,703	12,957	15,834	3,002
2031	31,410	4%	20%	6	37,692	25,022	4%	2.50%	6	3,753	41,446	6,738	7,624	1,446
2032	32,667	4%	20%	1	6,533	26,023	4%	2.50%	1	651	7,184	1,168	1,224	232
Total					10,939,256					1,089,290	12,028,546	1,945,963	6,176,988	1,142,297

The manufacturing facility of the Company is Shaanxi Bai Shui Du Kang Liquor Co., Ltd. The plant is located on South Dukang Street, Town of Dukang, Baishui County, the city of Weinan, Shaanxi Province, 715600.

Much equipment is used in our manufacturing process. The main equipment is as follows:

-	Fermenter: grain fermentation
-	Crasher: before the fermentation of the grain, it is better to have it crashed and then it can fully access to the distiller's yeast
-
Brewing equipment: which is also called Liquor distillation equipment. The well fermented, semi-finished products can be poured into it. After heating, the Ethanol, water and various organic compounds can be fractioned by distillation.

-	Cellar: for the storage of the liquor after it is brewed
-	Liquid filling machine: filling the liquor into the containers, such as the bottles
-	Capping machine: cover the bottle shutters
-	Labeling machine: affix labels on the products
-	Packaging machine: put the bottles into the boxes.
-	Carton sealing machine: seal the boxes
-	Progressive assembly line: it can help to make the liquid filling, capping, labeling and packaging, etc. be completed in an assembly line so it can speed up the production efficiency.

ITEM 3.	LEGAL PROCEEDINGS.

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

There have been no securities trading suspensions by any regulator. There is no pending or threatened litigation for which the adverse effect, assuming an unfavorable outcome, would have a material impact on our operations or finances.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

The following table sets forth the high and low sale prices for our common stock as reported on Nasdaq.com for the periods indicated.

		COMMON STOCK
CALENDAR YEARS	QUARTER ENDED	HIGH	LOW

2013	March 31	$0.10	$0. 05
	June 30	0.05	0.03
	September 30	0.14	0.03
	December 31	0.04	0.004

2012	March 31	$0.03	$0.004
	June 30	0.045	0.025
	September 30	0.06	0.03
	December 31	0.10	0.05

Dividends

We have never paid a cash dividend on our common stock. The payment of dividends may be made at the discretion of our Board of Directors, and will depend upon, among other things, our operations, capital requirements, and overall financial condition. There are no contractual restrictions on our ability to declare and pay dividends.

Number of Holders

As of July 13, 2014, we had 9,778 common shareholders of record.

Securities Authorized for Issuance under Equity Compensation Plans

As of the date of this Report, we have not authorized any equity compensation plan, nor has our Board of Directors authorized the reservation or issuance of any securities under any equity compensation plan.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

Transfer Agent

Our transfer agent is Island Stock Transfer, Inc. located at 15500 Roosevelt Boulevard, Suite 301, Clearwater, Florida 33760.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

This Report contains forward-looking statements. Generally, the words “believes,” “anticipates,” “may," “will," “should," “expects," “intends," “estimates," “continues," and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Report or other reports or documents we file with the SEC from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

OVERVIEW

China Du Kang Co., Ltd (“China Du Kang” or the “Company”) was incorporated as U.S. Power Systems, Inc. in the State of Nevada on January 16, 1987. On or about June 8, 2006, the Company’s name was changed to Premier Organic Farms Group, Inc. On or about November 30, 2006, the name was changed to Amstar Financial Holdings, Inc. (“AFLH”). On or about March 18, 2008, the name was changed to its current name of China Du Kang Co., Ltd. with its corporate charter still residing in Nevada. The Company changed its fiscal year ending from September 30 to December 31 in February 2008.

The Company’s operations currently consist of sales of a line of proprietary liquors known generally in China as the Baishui Dukang series. These are clear liquors sold under a variety of trade names including Thirteen Dynasty, Jiu Zu Gong and Baishui. The Company’s products are sold mostly in larger urban areas in China through three long-term marketing agreements.

We manufacture products for distribution under certain labels that are proprietary to the Company and which are also distributed through agencies. We also permit third parties to manufacture similar products under distinguishable names.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2013 AND DECEMBER 31, 2012

REVENUES

Gross revenues were $4,399,126 and $4,243,040 for the years ended December 31, 2013 and 2012, respectively representing an increase of $156,086, or 3.7%.

The breakdown for sales revenues for related parties and non-related parties is as follows:

		For the Year Ended
		December 31,
		2013	2012
	Related Party	43.6%	45.6%
Distributor	Third Party	56.4%	54.4%
		100%	100%

GROSS MARGIN

The gross margin for the year ended December 31, 2013 was 36.9% as compared to 39.8% for the comparable period of 2012, representing a decrease of 2.9%.

		For the Year Ended				For the Year Ended
		December 31, 2013				December 31, 2012
		Revenue	Costs of sales	Gross Profit	Gross Profit %	Revenue	Costs of sales	Gross Profit	Gross Profit %
	Related Party	1,920,084	1,496,137	423,947	22.08%	1,918,595	1,595,242	323,353	16.85%
Distributor	Third Party	2,479,042	1,296,674	1,182,368	47.69%	2,324,445	958,460	1,365,985	58.76%
	Total	4,399,126	2,792,811	1,606,315	36.51%	4,243,040	2,553,702	1,689,338	39.81%

OPERATING EXPENSES

Total operating expenses increased from $1,094,696 for the year ended December 31, 2012 to $1,398,969 for the year ended December 31, 2013, representing an increase of $304,273 or approximately 27.8%. The increase in operating expenses was largely due to the increase in selling expenses of $562,278.

Selling expenses increased $562,278 or 255.2% from $220,313 in the year ended December 31, 2012 to $782,591 for the year ended December 31, 2013.

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012
Advertising expenses	$151,193	$37,024
Office expenses	30,783	-
Promotion expenses	384,923	177,003
Sales commission	143,968	-
Travel and entertainment	71,724	6,286
Total Selling Expenses	$782,591	$220,313

The Company was providing various sales promotions such as giveaways to consumers to try and test our products. We continued our spending on various media advertising to create awareness of our Company's product and brand name.

Our general and administrative expenses decreased from $874,383 for the year ended December 31, 2012 to $616,378 for the year ended December 31, 2013. The decrease was largely attributed to the decrease of $88,550 in repair and maintenance, $42,537 in office expenses, and $34,351 in travel and entertainment expenses.

For the year ended December 31, 2013, we recognized bad debt expense of $94,862 as compared to $158,232 for the same period in 2012, a decrease of $63,370.

Other general and administrative expenses that increased over the year include depreciation and amortization expenses, while other general administrative expenses decreased $2,629, or 22.32%.

OTHER INCOME AND EXPENSES

We have incurred total interest expense of $41,106 and $32,194 for the years ended December 31, 2013 and 2012, respectively. The increase in interest expense was primarily due to the increased interest expenses related to a capital lease.

For the years ended December 31, 2013 and 2012, we received $306,542 and $273,741, respectively, from the local government as a subsidy to encourage growth and for expansion of our business in the local area of China.

INCOME/(LOSS) FROM OPERATIONS

The Company experienced income from continuing operations of $391,437 and $826,968 in the years ended December 31, 2013 and 2012, respectively. The net income was $300,136 and $924,661, which was offset by net income (loss) from discontinued operations of $(91,301) and $97,693 for the years ended December 31, 2013 and 2012, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

	For the year ended December 31, 2013	For the year ended December 31, 2012
Net Cash provided by Operating Activities	$586,057	$107,392
Net Cash used in Investing Activities	$(390,922)	$(203,332)
Net Cash used in Financing Activities	$(72,924)	$(191,368)
Net Increase (Decrease) in Cash	$122,211	$(294,410)

Net cash provided by operating activities was $586,057 and $107,392 for the years ended December 31, 2013 and 2012, respectively. The changes in cash provided by operating activities primarily consist of increase in inventory of $1,335,331 and accounts payables of $1,192,226, with a decrease in prepaid expenses of $803,851. Our accounts payable increased as a result of purchases of raw materials for production. Our prepaid expenses decreased as our construction projects were completed and converted to fixed assets. Net cash provided by (used in) operating activities of discontinued operations were $(155,690) and $587,129 for the years ended December 31, 2013 and 2012, respectively.

Net cash used in investing activities increased from $210,434 to $390,922 for the years ended December 31, 2012 to December 31, 2013, respectively. The Company has invested in a new factory building and warehouse as well as machinery and equipment to increase its production capacity. The Company experienced net cash provided by investing activities of discontinued operations in the amount of $114,506 for the disposal of subsidiary for the year ended December 31, 2013.

Net cash used in financing activities for the years ended December 31, 2013 and 2012 was $72,924 and $191,368, respectively. The majority of the change was attributed to repayment of capital lease principal and related parties advances.

Working Capital

	At December 31,	At December 31,
	2013	2012
Current Assets	$10,020,259	$9,456,149
Current Liabilities	$4,618,833	$6,470,431
Working Capital (Deficit)	$5,401,246	$2,985,718

Total assets at the periods ending December 31, 2013 and 2012 were $21,036,597 and $17,608,341, which was primarily attributable to the increase of inventory and fixed assets.

Property, plant and equipment increased from $4,237,404 at December 31, 2012 to $7,023,716 at December 31, 2013. The increase was primarily attributed to the addition of an office building as a capital contribution of Baishui Dukang.

Total liabilities decreased from $6,470,431 at December 31, 2012 to $4,618,833 at December 31, 2013, which resulted from the disposition of subsidiary’s liabilities.

We have cash of $527,521 and $541,246 at December 31, 2013 and 2012, respectively. We believe that we have sufficient cash to fund operations for approximately 12 months, assuming that sales and margins remain constant.

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

We have historically funded our cash needs through a series of debt transactions, primarily with related parties. These related party loans have operated as informal lines of credit since the inception of the Company, and related parties have extended credit as needed, which the Company has repaid at its convenience. Our officers and directors and related parties have assured us that they will continue to provide capital infusions sufficient to fund operations over the next 12 months as needed, but they are under no legal obligation to do so. If our related parties are unable or unwilling to provide additional capital infusions we would likely require additional financing, which would likely be on more unfavorable terms. If we are unable to attain additional capital there would likely be a material adverse effect on our operations and financial condition.

Loans from these related parties are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore, deemed payable on demand. Accordingly, we have not paid any interest for these loans, as more fully disclosed in the footnotes to our consolidated financial statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures, including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This standard requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit be presented on a reduction to a deferred tax asset for an NOL carryforward, a similar tax loss, or a tax credit carryforward with certain exceptions to this rule. If certain exception conditions exist, an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset. This standard is effective for fiscal years and interim periods within those years beginning after December 15, 2013. The adoption of this provision did not have a material impact on our financial condition or results of operations.

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

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. Under this standard, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. For the Company, this ASU is effective beginning January 1, 2013, and interim periods within those annual periods. The adoption of this standard did not have an impact on the Company’s financial results or disclosures.

The Company believes that there were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)	Financial Statements

The information required by this Item is submitted as a separate section of this Report commencing on page F-1.

(b)	Supplementary Data

None

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer and our Chief Financial Officer (collectively, the Certifying Officers) are responsible for maintaining our disclosure controls and procedures. The controls and procedures established by us are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

As of the end of the period covered by this Annual Report on Form 10-K, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective as of December 31, 2013.

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

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use of or disposition of our assets that could have a material effect on the financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that as of December 31, 2013, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in the our internal control over financial reporting that occurred during the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth the names, ages, and positions of our executive officers and directors. Executive officers are appointed by our Board of Directors. Under the Bylaws of the Company, directors are elected at each annual meeting of the stockholders and serve until a successor has been duly elected and qualified, except upon death, resignation, or removal. Vacancies on the Board of Directors may be filled by appointment by the remaining directors until the next shareholder meeting.

NAME	AGE	TITLE	DATE OF APPOINTMENT	PERCENT OF TIME DEVOTED
Wang, Yongsheng	42	President and Chief Executive Officer	January 5, 2008	100%
Liu, Su Ying	64	Chief Financial Officer	January 5, 2008	70%
Nie, Fen Ying	49	Director	January 5, 2008	100%

Wang Yongsheng, 42, President and Chief Executive Officer

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

Mr. Wang has nearly fifteen years’ experience as a director of alcoholic beverage sales companies in the Peoples Republic of China. He has been associated with Dukang Liquor since 2002, and has been associated with the Company since its acquisition of the liquor producing facilities. He has served as CEO since 2008, and has directed our efforts to expand our distribution methods and increase the revenues of the Company.

Liu Su Ying, 64, Chief Financial Officer

Ms. Liu passed the Adult Self-Study Examination in Shaanxi from 1987 to 1990 major in Accounting.

Ms. Liu is a certified public accountant in the PRC, having passed her examination in 1990. Since that time she has been continuously engaged in various accounting positions. She became familiar with US GAAP while preparing reports for those companies, leading to her selection as the Company's CFO in 2008.

From 1990 to 1998, Ms. Liu was deputy section chief of the accounting department of Shaanxi Wei Nan Textile Factory. From1999 to 2001, she worked in Shaanxi Hui Huang Construction and Building Material Company as manager of the accounting department. In 2001, she was appointed as the CFO of Shannxi Xidenghui Technology Co., Ltd and she is still holds that position. Ms. Liu has held the position of CFO of China Dukang Co., Ltd. since her appointment on February 18, 2008.

Nie Fen Ying, 49, Director

Ms. Nie Fen Ying graduated from Xian Yang Normal University majoring in physical distribution management. After three years of studying, she served as sales manager in Shaanxi Bai Shui Dukang Liquor Co., Ltd., a liquor production and sales company, from 2001 to 2003. From 2003 until present, Ms. Nie has been sales manager of Shaanxi Xi Deng Hui Stock Co., Ltd., a holding company of Shaanxi Bai Shui Dukang Liquor Co., Ltd. Ms Nie has been a Director of China Dukang Co., Ltd. since being appointed to the position on February 18, 2008.

Ms. Nie has nearly a decade of experience in production and sales of liquor in the Peoples Republic of China. She was familiar with the Company's predecessor and has served as a director since 2008. She has been instrumental in guiding the dedicated liquor sales segment of the business.

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

Meetings of Our Board of Directors

Our Board of Directors took all actions by unanimous written consent without a meeting during the fiscal years ended December 31, 2013 and 2012.

Director Compensation

We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors.

Significant Employees

Other than the directors and officers described above, we do not expect any other individuals to make a significant contribution to our business.

Audit Committee and Other Committees

We do not have a separately designated standing audit committee. Pursuant to Section 3(a)(58)(B) of the Exchange Act, the entire Board of Directors acts as an audit committee for the purpose of overseeing the accounting and financial reporting processes, and audits of our financial statements. The Commission recently adopted new regulations relating to audit committee composition and functions, including disclosure requirements relating to the presence of an "audit committee financial expert" serving on its audit committee. In connection with these new requirements, our Board of Directors examined the Commission's definition of "audit committee financial expert" and concluded that we do not currently have a person that qualifies as such an expert. We have had minimal operations for the past two (2) years. Presently, there are only one (1) director serving on our Board, and we are not in a position at this time to attract, retain and compensate additional directors in order to acquire a director who qualifies as an "audit committee financial expert," but we intend to retain an additional director who will qualify as such an expert, as soon as reasonably practicable. While neither of our current directors meets the qualifications of an "audit committee financial expert," each of our directors, by virtue of his past employment experience, has considerable knowledge of financial statements, finance, and accounting, and has significant employment experience involving financial oversight responsibilities. Accordingly, we believe that our current director capably fulfill the duties and responsibilities of an audit committee in the absence of such an expert.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and we are required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 31, 2013. We believe that all of these filing requirements were satisfied by our executive officers, directors and by the beneficial owners of more than 10% of our common stock. In making this statement, we have relied solely on copies of any reporting forms received by us, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

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

Incentive Compensation

Our incentive compensation programs are linked directly to earnings growth, cash flow, and total shareowner return. Annual bonuses are tied to the current year’s performance of our company. Restrictive stock awards are tied to an individual's success in exceeding targeted results set by management.

No compensation was awarded to or paid to any executive officer or director of the Company other than as shown in the table below.

The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)

Wang	2013	$13,780	0	0	0	0	0	0	$13,780
Yongsheng	2012	$13,780	0	0	0	0	0	0	$11,250
CEO	2011	$11,250	0	0	0	0	0	0	$9,707

Liu Su Ying	2013	$3.280	0	0	0	0	0	0	$3,280
CFO	2012	$3,280	0	0	0	0	0	0	$1,875
	2011	$1,875	0	0	0	0	0	0	$2,964

Nie Fen Ying	2013	$0	0	0	0	0	0	0	$0
Director	2012	$0	0	0	0	0	0	0	$0
	2011	$0	0	0	0	0	0	0	$0

Employment Agreements

We have not entered into any other employment agreements with our employees, Officers or Directors.

Stock Option Plan

We have not implemented a stock option plan at this time and since inception, have issued no stock options, SARs or other compensation. We may decide, at a later date, and reserve the right to, initiate such a plan as deemed necessary by the Board.

Change of Control

As of December 31, 2013 we had no pension plans or compensatory plans or other arrangements which provide compensation on the event of termination of employment or change in control of us.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

The following table contains certain information as of July 13, 2014 as to the number of shares of Common Stock beneficially owned by (i) each person known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each person who is a Director of the Company, (iii) all persons as a group who are Directors and Officers of the Company, and as to the percentage of the outstanding shares held by them on such dates and as adjusted to give effect to this Offering.

Name and Position (1)	Common Shares (2)(3)	Percentage

Wang Yongsheng Chief Executive Officer	9,030,000	9.052%

Liu Su Ying Chief Financial Officer	-	-%

Nie Feng Ying	-	-%

Deng Guo Gang	8,800,000	8.28%

Totals	17,830,000	17.33%

(1) Unless stated otherwise, the business address for each person named is c/o China Du Kang Co., Ltd., Town of Dukang, Baishui County, A-28, Van Metropolis,#35 Tangyan Road, Xi'an, Shaanxi, PRC, 710065.

(2) Calculated pursuant to Rule 13d-3(d) (1) of the Securities Exchange Act of 1934.

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

Director Independence

The Company does not have a separately designated Audit, Nominating, or Compensation committee, and those functions are currently being provided by members of the Board of Directors.

The OTCQB tier of the OTC Markets Group inter-dealer quotation and trading system does not have any director independence requirements. However, the Company's sole director, Ms. Nie Fen Ying, is considered independent as defined under the rules of the NASDAQ.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Billed For Audit and Non-Audit Services

The following table presents the aggregate fees billed for professional audit services rendered by independent auditor, Keith Zhen CPA (Zhen), for the audit of our annual financial statements for the years ended December 31, 2013 and 2012. Audit fees and other fees of the auditor are listed as follows:

Year Ended December 31	2013	2012

Audit Fees (1)	$55,000	$55,000
Audit-Related Fees (2)	--	--
Tax Fees (3)	--	--
All Other Fees (4)	--	--
Total Accounting Fees and Services	$55,000	$55,000

(1)
Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements.

(3)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

(4)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

Pre-Approval Policy for Audit and Non-Audit Services

We do not have a standing audit committee. The full Board performs all functions of an audit committee, including the pre-approval of all audit and non-audit services before we engage an accountant. All of the services rendered to us by Keith Zhen CPA were pre-approved by our Board of Directors.

We plan to work with our legal counsel to establish formal pre-approval policies and procedures for future engagements of our accountants. The new policies and procedures will be detailed as to the particular service, will require that the Board or an audit committee thereof be informed of each service, and will prohibit the delegation of pre-approval responsibilities to management. It is currently anticipated that our new policy will provide (i) for an annual pre-approval, by the Board or audit committee, of all audit, audit-related and non-audit services proposed to be rendered by the independent auditor for the fiscal year, as specifically described in the auditor's engagement letter, and (ii) that additional engagements of the auditor, which were not approved in the annual pre-approval process, and engagements that are anticipated to exceed previously approved thresholds, will be presented on a case-by-case basis, by the President or Controller, for pre-approval by the Board or audit committee, before management engages the auditors for any such purposes. The new policy and procedures may authorize the Board or audit committee to delegate, to one or more of its members, the authority to pre-approve certain permitted services, provided that the estimated fee for any such service does not exceed a specified dollar amount (to be determined). All pre-approvals shall be contingent on a finding, by the Board, audit committee, or delegate, as the case may be, that the provision of the proposed services is compatible with the maintenance of the auditor's independence in the conduct of its auditing functions. In no event shall any non-audit related service be approved that would result in the independent auditor no longer being considered independent under the applicable rules and regulations of the Securities and Exchange Commission.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this Form 10-K:

1. Financial Statements

The following financial statements are included in a separate section of this Report beginning on page F-1:

2. Financial Statement Schedules

None.

3. Exhibits

The Exhibits listed in the Exhibit Index, which appears immediately following the Financial Statements and is incorporated herein by reference, are filed as part of this Report.

(b) See the Exhibit Index on page 34.

(c) Separate Financial Statements and Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Du Kang Co., Ltd.

Date: July 29, 2014	By:	/s/ Wang Yongsheng
Wang Yongsheng,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the following capacities on the dates indicated and by a majority of the Board of Directors.

Signature	Title	Date

/s/ Wang Yongsheng	Chief Executive Officer (Principal Executive Officer)	July 29, 2014
Wang Yongsheng

/s/ Liu Su Ying	Chief Financial Officer (Principal Financial and Accounting Officer)	July 29, 2014
Liu Su Ying

/s/ Nie Fin Ying	Director	July 29, 2014
Nie Fin Ying

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

FINANCIAL REPORT

At December 31, 2013 and 2012 and
For the Years Ended December 31, 2013 and 2012

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

INDEX

KEITH K. ZHEN, CPA
CERTIFIED PUBLIC ACCOUNTANT

2070 WEST 6TH STREET - BROOKLYN, NY 11223 - TEL (347) 408-0693 - FAX (347) 602-4868 - EMAIL :KEITHZHEN@GMAIL.COM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
China Du Kang Co., Ltd.

We have audited the accompanying consolidated balance sheets of China Du Kang Co., Ltd. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2012. China Du Kang Co., Ltd.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Du Kang Co., Ltd. and subsidiaries as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ Keith K. Zhen, CPA
Keith K. Zhen, CPA
Brooklyn, New York
June 18, 2014

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$573,546	$525,765
Notes receivable	32,712	-
Accounts receivable (Note 4)	527,521	541,246
Others receivable	30,581	19,689
Prepaid expenses (Note 5)	470,409	1,244,199
Inventories (Note 6)	8,385,490	6,962,485
Current assets of discontinued operations	-	162,765
Total current assets	10,020,259	9,464,041

Property, Plant and Equipment, net (Note 7)	7,023,716	4,237,404
Intangible assets, net (Note 8)	1,978,981	2,006,989
Long-term investment	2,013,641	1,899,907
Other assets of discontinued operations	-	7,892

Total Assets	$21,036,597	$17,608,341

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,290,540	$1,047,283
Accrued expenses (Note 9)	138,805	218,870
Others payable	96,494	43,027
Taxes payable (Note 10)	68,987	49,506
Deferred revenue	297,544	495,917
Security deposit	31,946	35,781
Due to related parties	1,617,625	1,576,095
Lease liability-current	76,892	83,926
Current liabilities of discontinued operations	-	2,920,026
Total Current Liabilities	4,618,833	6,470,431

Long-term Liabilities:
Lease liability-long-term	689,677	770,016
Total Long-term Liabilities	689,677	770,016
Total Liabilities	5,308,510	7,240,447

Commitments and Contingencies (Note 18)	-	-

Shareholders' Equity:
China Du Kang Co., Ltd. Shareholders' Equity
Preferred stock, par value $0.001, 5,000,000 shares authorized;
no shares issued and outstanding as of December 31, 2013 and December 31, 2012	-	-
Common stock, par value $0.001, 250,000,000 shares authorized;
100,113,791 shares issued and outstanding as of December 31, 2013 and 2012	100,114	100,114
Additional paid-in capital	26,593,393	27,385,386
Accumulated deficit	(21,088,319)	(21,345,293)
Accumulated other comprehensive income	(436,436)	(767,180)
Total China Du Kang Co., Ltd. Shareholders' equity (deficit)	5,168,752	5,373,027
Noncontrolling Interest	10,559,335	4,994,867
Total Equity (Deficit)	15,728,087	10,367,894
Total Liabilities and Equity (Deficit)	$21,036,597	$17,608,341

See Notes to Consolidated Financial Statements

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2013	2012

Revenues
Sales of Liquor	$4,399,126	$4,243,040
Costs of Liquor Sold	2,792,811	2,553,702
Gross Profit	1,606,315	1,689,338

Operating Expenses

Selling Expenses
Advertising expenses	151,193	37,024
Office expenses	30,783	-
Promotion expenses	384,923	177,003
Sales commission	143,968	-
Travel and entertainment	71,724	6,286
Total Selling Expenses	782,591	220,313

General and Administrative Expenses
Payroll	206,157	222,473
Employee benefit and pension	45,883	55,287
Depreciation and amortization expenses	123,014	120,665
Repair and maintenance	2,288	90,838
Office expenses	83,072	125,609
Vehicle expenses	27,456	30,653
Bad debt expenses	94,862	158,232
Travel and entertainment	24,498	58,849
Other general and administrative expenses	9,148	11,777
Total General and Administrative Expenses	616,378	874,383

Total Operating Expenses	1,398,969	1,094,696

Income from Operations	207,346	594,642

Other Income (Expenses)
Interest income	1,413	2,375
Interest Expenses-capital lease	(41,106)	(32,194)
Governmental subsidy	306,542	273,741
Other income (expense)	(82,758)	(11,596)
Total Other Income (Expenses)	184,091	232,326

Net Income (loss) for continuing operations	391,437	826,968

Provision for Income Tax (Note 16)	-	-

Net Income (Loss) before discontinued operations	391,437	826,968

Discontinued Operations
Income (loss) from operations of discontinued-Brand Management	(91,015)	141,982
Income tax benefit (expense)	(286)	(44,289)
Net income (loss) from discontinued operations	(91,301)	97,693

Net Income (Loss)	300,136	924,661

Less: Net (loss) income attributable to noncontrolling interest	(43,056)	3,507

Net Income (Loss) attributable to China Du Kang Co., Ltd.	$257,080	$928,168

Basic and Fully Diluted Income (Loss) per Share	$0.00	$0.01

Weighted average shares outstanding	100,113,791	100,113,791

See Notes to Consolidated Financial Statements

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended
	December 31,
	2013	2012

Net Income	$300,136	$924,661
Other comprehensive income (loss), net of tax:
Effects of foreign currency conversion	386,494	73,402
Total other comprehensive income (loss), net of tax	386,494	73,402
Comprehensive loss	686,630	998,063

Comprehensive income (loss) attributable to the noncontrolling interest	(98,912)	3,510

Comprehensive income (loss) attributable to China Du Kang Co., Ltd.	$587,718	$1,001,573

See Notes to Consolidated Financial Statements

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	China Du Kang Co., Ltd. Shareholders
	Common Stock		Additional		Accumulated Other	Due from	Total
	$0.001 Par Value		Paid-in	Accumulated	Comprehensive	Related	Shareholders'	Noncontrolling	Comprehensive	Total
	Shares	Amount	Capital	Deficit	Income	Parties	Equity	Interest	Income	Equity
Balances at
December 31, 2011	100,113,791	$100,114	$27,385,386	$(22,273,461)	$(840,585)	$-	$4,371,454	$5,097,980		$9,469,434

Reverse of debt conversion	-	-	-	-	-	-	-	(99,603)		(99,603)

Comprehensive income
Net income	-	-	-	928,168	-	-	928,168	(3,507)	$924,661	924,661
Other comprehensive income, net of tax:
Effects of foreign currency conversion	-	-	-	-	73,405	-	73,405	(3)	73,402	73,402
Total other comprehensive income									73,402
Total comprehensive income									$998,063
Balances at
December 31, 2012	100,113,791	$100,114	$27,385,386	$(21,345,293)	$(767,180)	$-	$5,373,027	$4,994,867		$10,367,894

Discontinued a subsidiary-
Brand Management	-	-	(791,993)	-	-	-	(791,993)	(395,794)		(1,187,787)

Registered capital contribution from
non-controlling interest of Baishui Dukang	-	-	-	-	-	-	-	5,861,350		5,861,350

Comprehensive income
Net income	-	-	-	256,975	-	-	256,975	43,161	$300,136	300,136
Other comprehensive income, net of tax:
Effects of foreign currency conversion	-	-	-	-	330,743	-	330,743	55,751	386,494	386,494
Total other comprehensive income									386,494
Total comprehensive income									$686,630
Balances at
December 31, 2013	100,113,791	$100,114	$26,593,393	$(21,088,318)	$(436,437)	$-	$5,168,752	$10,559,335		$15,728,087

See Notes to Consolidated Financial Statements

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2013	2012
Cash Flows from Operating Activities

Net income including non-controlling interest	$300,136	$924,661
Adjustments to reconcile net income
including non-controlling interest to net cash
provided (used) by operating activities:
Loss (income) from discontinued operations	91,301	(97,693)
Depreciation	411,216	448,446
Amortization	42,827	42,873
Bad debt expense	94,862	158,232
Obsolete inventory write-down	158,672	61,839
Changes in operating assets and liabilities:
(Increase)/Decrease in notes receivable	(32,268)	-
(Increase)/Decrease in accounts receivable	(690,139)	283,200
(Increase)/Decrease in others receivable	(10,102)	(17,756)
(Increase)/Decrease in prepaid expenses	803,851	(560,118)
(Increase)/Decrease in inventories	(1,335,331)	(1,647,197)
Increase/(Decrease) in accounts payable	1,192,226	(156,440)
Increase/(Decrease) in accrued expenses	(86,114)	(46,931)
Increase/(Decrease) in other payable	51,338	(42,677)
Increase/(Decrease) in taxes payable	17,602	(1,518)
Increase/(Decrease) in deferred revenue	(222,274)	1,342,034
Increase/(Decrease) in security deposit	(4,950)	35,760
Increase/(Decrease) in capital lease interest payable	(41,106)	(32,194)
Net cash provided (used) by operating activities of continued operations	741,747	694,521
Net cash provided (used) by operating activities of discontinued operations	(155,690)	(587,129)
Net cash provided by operating activities	586,057	107,392

Cash Flows from Investing Activities

Purchase of fixed assets	(503,831)	(203,332)
Proceeds from sales of discontinued operations	114,506	-
Net cash provided (used) by investing activities of continued operations	(389,325)	(203,332)
Net cash provided (used) by investing activities of discontinued operations	(1,597)	(7,102)
Net cash used by investing activities	(390,922)	(210,434)

Cash Flows from Financing Activities

Repayments to related parties	-	(99,603)
Repayment for a capital lease principal	(72,924)	(91,765)
Net cash provided (used) by financing activities of continued operations	(72,924)	(191,368)
Net cash provided (used) by financing activities of discontinued operations	-	-
Net cash provided (used) by financing activities	(72,924)	(191,368)

Increase (decrease) in cash	122,211	(294,410)
Effects of exchange rates on cash	(74,430)	7,742
Cash at beginning of period	525,765	968,370
Cash at end of period	573,546	681,702
Less: Cash at end of period-discontinued operations	-	155,937
Cash at end of period	$573,546	$525,765

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$(41,106)	$32,194
Income tax	$285	$55,088
Non-cash financing activities:
Contribution to registered capital of Baishui Dukang as noncontrolling interest	$3,329,312	$-
Debt converted to registered capital of Baishui Dukang as noncontrolling interest	$2,532,038	$-

See Notes to Consolidated Financial Statements

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1- ORGANIZATION AND BUSINESS BACKGROUND

China Du Kang Co., Ltd (“China Du Kang” or the “Company”) was incorporated as U. S. Power Systems, Inc., in the State of Nevada on January 16, 1987. On or about June 8, 2006, the Company’s name was changed to Premier Organic Farms Group, Inc. On or about November 30, 2006, the name was changed to Amstar Financial Holdings, Inc. (“AFLH”). On or about March 18, 2008, the name was changed to its current name of China Du Kang Co., Ltd. with its corporate charter still residing in Nevada. The Company changed its fiscal year ending from September 30 to December 31 in February 2008.

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

Huitong was formed for the purpose of seeking and consummating a merger or acquisition with a business entity organized as a private corporation, partnership, or sole proprietorship. On December 26, 2007, Huitong executed an acquisition agreement with shareholders of Shaanxi Xidenghui Technology Stock Co., Ltd. ("Xidenghui"), whereby Huitong agreed to acquire 98.24% of the equity ownership of Xidenghui from the shareholders. Subsequent to completion of the acquisition agreement, Xidenghui became a majority-owned subsidiary of Huitong. Due to the related party debt conversion into registered capital of Xidenghui, as more fully disclosed in Note 15, Huitong's equity ownership interest in Xidenghui was reduced from 98.24% to 83.75% in October 2011.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1- ORGANIZATION AND BUSINESS BACKGROUND (continued)

Xidenghui was incorporated in Weinan City, Shaanxi Province, PRC on March 29, 2001 under the Company Law of PRC. Xidenghui was engaged in the business of production and distribution of distilled spirit with a brand name of “Xidenghui”. Currently, its principal business is to hold an equity ownership interest in PRC operating subsidiaries. Beginning from January 2012, Xidenghui also distributes liquor that is manufactured by Shannxi Baishui Dukang Liquor Co., Ltd. (“Baishui Dukang”), one of our operating subsidiaries.

Xidenghui's Investment in Baishui Dukang--Majority owned Subsidiary

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

On July 29, 2003, Baishui Dukang increased its registered capital to $5,603,479 (RMB 46,380,000). Xidenghui retains 90.51% equity ownership interest in Baishui Dukang, while its investment amount in Baishui Dukang increased from $ 4,470,219 (RMB 37,000,000) to $5,071,463 (RMB 41,976,500).

On November 16, 2013, Baishui Dukang increased its registered capital of $5,861,350 (RMB 35,950,000) from $5,603,479 (RMB 46,380,000) to $11,464,829 (RMB 82,330,000), of which Baishui Dukang converted debt of $3,329,312 (RMB 20,420,000) owed to Shaanxi Du Kang Group Co., Ltd. (“Du Kang Group”), a related party, into registered capital, and Shaanxi Bai Shui Du Kang Marketing Management Co., Ltd. (“Du Kang Marketing Management”), another related party, contributed a property with a fair market value of $2,532,038 (RMB 15,530,000) to Baishui Dukang toward registered capital. While Xidenghui retains its investment amount of $5,071,463 (RMB 41,976,500), its equity ownership interest in Baishui Dukang was reduced from 90.51% to 51%.

Xidenghui's Investment in Shaanxi Baishui Dukang Liquor Brand Management Co., Ltd.--Discontinued Operation

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

On December 10, 2013, Xidenghui transferred its 70% equity ownership interest in Brand Management to Mr. Zhang, Hongjun for $114,506 (RMB 700,000), and accordingly, Brand Management is no longer a subsidiary of Xidenghui. Since this disposal is a transaction between entities under common control, the Company recorded the transaction on the historical carrying values. No gain or loss is recognized for the disposal.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1- ORGANIZATION AND BUSINESS BACKGROUND (continued)

Before the disposal of Brand Management, the Company derived license fees from liquor manufactures and liquor stores.

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

As the Company disposed of Brand Management in December 10, 2013, the Company no longer generates revenue from license fees.

Cost of License Fees

Costs of franchise fees principally include the costs to prepare the franchise contracts and the payroll to employees who are responsible for inspection and monitoring the franchisees. These expenses are immaterial and therefore included in the general and administrative expenses.

Xidenghui's Investment in Shaanxi Yellow-river Bay Wenquan Lake Park Co., Ltd.--Long-term Investment

On March 1, 2006, Xidenghui executed an investment agreement with Shaanxi Yichuan Nature Park Co., Inc., pursuant to which, Xidenghui agreed to invest cash of $1,596,254 (RMB 12,000,000) to a joint-venture named Shaanxi Yellow-river Bay Wenquan Lake Park Co., Ltd., ("Yellow-river Bay Park") F/K/A Shaanxi Yellow-river Wetlands Park Co., Ltd., and owns 7.9% equity ownership interest therein. Shaanxi Yellow-river Wetlands Park Co., Ltd. is engaged in the business of recreation and entertainment. Xidenghui finished the investment contribution in September 2007.

On October 8, 2013, Xidenghui exchanged its right to a piece of land, approximately 657 acres located in Weinan City, Shaanxi Province, with Mr. Zhang, Hongjun for approximately 10% equity ownership interest in Yellow-river Bay Park. Upon completion of the transaction, Xidenghui owns 18% equity ownership interest in Yellow-river Bay Park. Since this is a transaction between entities under common control, the Company recorded the transaction on the historical carrying values. No gain or loss is recognized for transaction. The Company uses the cost method to record the investment.

As detailed above, the restructuring of Xidenghui's equity ownership interest in PRC operating subsidiaries in the fourth quarter 2013 is summarized as following charts:

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1- ORGANIZATION AND OPERATIONS (continued)

Organization Chart Before the Restructuring in the Fourth Quarter 2013:

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

Acquiring 100% equity interest on 2/11/2008

Hong Kong Merit Enterprise Limited “Merit" Incorporated in Hong Kong on September 8, 2006

Acquiring 100% equity interest on 1/22/2008

Shaanxi Huitong Food Development Co., Inc. “Huitong” Incorporated in Shaanxi Province, PRC on August 9, 2007

Acquiring 98.24% equity interest on 12/26/2007
The equity interest changed to 83.75% on October 1, 2011, see Note 15

Shaanxi Xidenghui Technology Stock Co., Ltd. “Xidenghui” Incorporated in Shaanxi Province, PRC on March 29, 2001

Acquiring 90.51% equity interest on 5/15/2002	Acquiring 70% equity interest on 11/12/2007 Disposing of 70% equity interest on December 10, 2013

Shaanxi Baishui Dukang Liquor Co., Ltd. “Baishui Dukang” Incorporated in Shaanxi Province, PRC on March 1, 2002	Shaanxi Baishui Dukang Liquor Brand Management Co., Ltd. “Brand Management” Incorporated in Shaanxi Province, PRC on November 12, 2007

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1- ORGANIZATION AND OPERATIONS (continued)

Organization Chart After the Restructuring in the Fourth Quarter 2013:

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

Acquiring 100% equity interest on 2/11/2008

Hong Kong Merit Enterprise Limited “Merit" Incorporated in Hong Kong on September 8, 2006

Acquiring 100% equity interest on 1/22/2008

Shaanxi Huitong Food Development Co., Inc. “Huitong” Incorporated in Shaanxi Province, PRC on August 9, 2007

Acquiring 98.24% equity interest on 12/26/2007
The equity interest changed to 83.75% on October 1, 2011, see Note 15

Shaanxi Xidenghui Technology Stock Co., Ltd. “Xidenghui” Incorporated in Shaanxi Province, PRC on March 29, 2001

Acquiring 90.51% equity interest on 5/15/2002 The equity interest reduced to 51% on 11/16/2013	Acquiring 7.9% equity interest on 11/12/2007 The equity interest increased to 18% on 10/8/2013

Shaanxi Baishui Dukang Liquor Co., Ltd. “Baishui Dukang” Incorporated in Shaanxi Province, PRC on March 1, 2002	Shaanxi Yellow-river Bay Wenquan Lake Park Co., Ltd. ("Yellow-river Bay Park") Incorporated in Shaanxi Province, PRC on August 11, 2005

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - ORGANIZATION AND OPERATIONS (continued)

The restructuring of Xidenghui in the fourth quarter 2013 is subject to the local government's approval, which was subsequently obtained in early 2014. Also, because the restructuring is a transaction between entities under common control, the Company recorded the restructuring on the historical carrying values. No gain or loss is recognized for the restructuring.

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

China Du Kang is the U.S. holding company for Merit, a Hong Kong entity organized under the Companies Ordinance as a limited liability company. Merit was established as a WOFE corporation for the purpose of effecting an acquisition transaction with Huitong, a WOFE corporation incorporated in PRC. Huitong in turn majority owns Xidenghui, which is a Chinese holding company. Xidenghui has one subsidiary, Baishui Dukang, and has an 18% equity interest in Yellow-river Bay Park.

This arrangement provides separate holding companies for the United States, Hong Kong, and PRC. This allows the Company to lawfully conduct operations in China while ownership is represented in shares of the U.S. holding company.

Xidenghui and Baishui Dukang are the two of these affiliated companies that are engaged in business operations.  China Du Kang, Merit, and Huitong are holding companies, whose business is to hold an equity ownership interest in Xidenghui and Baishui Dukang.   All these affiliated companies are hereafter referred to as the "Company."  Currently, the Company is principally engaged in the business of production and distribution of distilled spirits with the brand name of “Baishui Dukang.”

Note 2 - CONTROL BY PRINCIPAL OWNERS

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

Note 3 - SIGNIFICANT ACCOUNTING POLICIES

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

Note 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

Period Covered	Balance Sheet Date Rates	Average Rates

Year ended December 31, 2013	6.11400	6.19817
Year ended December 31, 2012	6.31610	6.31984

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

Note 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Note 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Baishui Dukang, one of our subsidiaries, is engaged in the distillery business.  Pursuant to the production requirement, all spirits that are newly distilled from sorghum, so called “liquor base,” must be barrel-aged for several years, so we bottle and sell only a portion of our liquor base inventory each year.  We classify barreled liquor base as work-in-progress. Following industry practice, we classify all barreled liquor base as a current asset.

Property, Plant and Equipment

Property, plant and equipment are carried at cost.  The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized.

When assets are retired or disposed of, any resulting gains or losses are included in income in the year of disposition.

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

Note 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company owns the right to use two pieces of land, approximately 2.4 acres and 7.8 acres, located in Weinan City, Shaanxi Province through March 2055 and May 2059, respectively.   The costs of these land use rights are amortized over their prospective beneficial period, using the straight-line method with no residual value.

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

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with the FASB ASC 720-35, “Advertising Costs." The advertising costs were $151,193 and $37,024 for the years ended December 31, 2013 and 2012, respectively.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and Development Costs

Research and development costs relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed when incurred in accordance with the FASB ASC 730, "Research and Development". Research and development costs were immaterial for the years ended December 31, 2013 and 2012, respectively.

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

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Due from/to Related Parties

Before July 1, 2011, Due to related parties represents temporary short-term loans from related parties to finance the Company’s operation due to lack of cash resources.  These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.  Cash flows from due to related parties are classified as cash flows from financing activities.  On July 1, 2011, the related parties agreed to convert their loans to the Company into paid-in capital, as more fully disclosed in Note 15.

After July 1, 2011, Due from/to related parties was caused by the related party transaction of sales of liquor. Since the Company sells liquor to the related parties, due from/to related parties represents accounts receivable from or deferred revenue from these related parties.  Cash flows from due from/to related parties are classified as cash flows from operating activities.

Imputed Interest

The Company has financed it business operation through short-term borrowings from various related parties. These short-term borrowings are non-secured, non-interest bearing with no fixed repayment date. The imputed interests are assessed as an expense to the business operation and an addition to the paid-in capital. The calculation is performed quarterly  based on the average outstanding balance and the market interest rate. The interest rate used in the calculation of imputed interest for the year ended December 31, 2011 was 6.375%, which approximates the interest rate of our bank loans.  On July 1, 2011, the related parties agreed to convert their loans to the Company into paid-in capital, as more fully disclosed in Note 15.

Pension and Employee Benefits

Full time employees of the PRC entities participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Company to accrue for these benefits based on certain percentages of the employees' salaries. The Management believes full time employees who have passed the probation period are entitled to such benefits.  The total provisions for such employee benefits were $45,883 and $55,287 for the year ended December 31, 2013 and 2012, respectively.

Government Subsidies

The Company records government grants as current liabilities upon reception.   A government subsidy revenue is recognized only when there is reasonable assurance that the Company has complied with all conditions attached to the grant.  The Company recognized government subsidy of $306,542 and $273,741 for the year ended December 31, 2013 and 2012, respectively.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Note 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Since the Company has been accumulating deficit, no contribution has been made to the statutory surplus reserve fund and statutory public welfare reserve fund to date. The Company will be required to make contributions to the statutory surplus reserve fund and statutory public welfare reserve fund upon the achievement of positive retained earnings, which means elimination of accumulated deficit and making further positive net income.

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

Segment Reporting

FASB ASC 820, “Segments Reporting,” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company currently operates in one principal business segments.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with FASB ASC 260, “Earnings Per Share” , which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There are no potentially dilutive securities outstanding (options and warrants) for the year ended December 31, 2013 and 2012, respectively.

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

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This standard requires that an unrecognized tax benefits, or a portion of an unrecognized tax benefit be presented on a reduction to a deferred tax asset for an NOL carryforward, a similar tax loss, or a tax credit carryforward with certain exceptions to this rule. If certain exception conditions exists, an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset. This standard is effective for fiscal years and interim periods within those years beginning after December 15, 2013. The adoption of the this provision did not have a material impact on our financial condition or results of operations.

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

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. Under this standard, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. For the Company, this ASU was effective beginning January 1, 2013, and interim periods within those annual periods. The adoption of this standard did not have an impact on the Company’s financial results or disclosures.

The Company believes that there were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	December 31,	December 31,
	2013	2012

Accounts receivable	$314,853	$602,688
Accounts receivable-related party	523,024	154,052
Less: Allowance for doubtful accounts	(310,356)	(215,494)
Accounts receivable, net	$527,521	$541,246

Bad debt expense charged to operations was $94,862 and $158,232 for the year ended December 31, 2013 and 2012, respectively.

Refer to Note 13 - Sales of Liquor to Related Party for accounts receivable of related party.

Note 5 - PREPAID EXPENSES

Prepaid expenses consist of the following:

	December 31,	December 31,
	2013	2012

Machinery and parts	$81,912	$135,222
Raw materials and supplies	89,136	49,477
Packing and supply materials	216,795	74,343
Advance to construction project	41,748	985,157
Taxes	39,952	-
Rent	866	-
Total	$470,409	$1,244,199

Note 6 - INVENTORIES

Inventories consist of following:

	December 31,	December 31,
	2013	2012

Finished goods	$4,048,070	$2,982,436
Work-in-progress	3,451,217	3,001,300
Raw materials and supplies	278,595	65,565
Supplies and packing materials	899,721	1,046,624
Less: Allowance for obsolete inventory	(292,112)	(133,440)
Total	$8,385,491	$6,962,485

Obsolete/Slow moving inventory was $158,672 and $61,839 for the years ended December 31, 2013 and 2012, respectively, and these amounts were included in costs of goods sold.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment:

	December 31,	December 31,
	2013	2012

Building and warehouses	$5,888,332	$3,185,704
Machinery and equipment	2,407,299	2,278,147
Office equipment and furniture	269,815	257,435
Motor vehicles	395,373	373,732
Leased assets	2,800,301	2,561,674
Total	11,761,120	8,656,692
Less: Accumulated depreciation	(5,368,472)	(4,805,032)
	6,392,648	3,851,660
Add: Construction in progress	631,068	385,744
Total property, plant and equipment, net	$7,023,716	$4,237,404

Depreciation expense charged to operations was $411,216 and $448,446 for the year ended December 31, 2013 and 2012, respectively. Depreciation expense with respect to production equipment that was charged to cost of sales was $331,029 and $370,654 for year ended December 31, 2013 and 2012, respectively.  The remainder, depreciation expense attributable to equipment used in administration, was $80,187 and $77,792 for year ended December 31, 2013 and 2012, respectively, and was included in general and administration expenses.

Note 8 - INTANGIBLE ASSETS

The following is a summary of intangible assets, less amortization:

	December 31,	December 31,
	2013	2012

Land use right	$2,105,299	$2,101,388
Trade Mark of "Xidenghui"	73,602	71,246
Trade Mark of "Baishui Du Kang"	26,987	26,124
Total intangible assets	2,205,888	2,198,758
Less: Accumulated amortization	(226,907)	(191,769)
Total intangible assets, net	$1,978,981	$2,006,989

Amortization expense charged to operations was $42,827 and $42,873 for years ended December 31, 2013 and 2012, respectively.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,	December 31,
	2013	2012

Accrued payroll	$56,435	$69,745
Accrued pension and employee benefit	61,598	134,941
Accrued office expenses	20,772	14,184
Total	$138,805	$218,870

Note 10 -	TAXES PAYABLE

Taxes payable consists of the following:

	December 31,	December 31,
	2013	2012
Sales tax and sales tax affixation	$5,814	$4,456
Excise taxes	48,271	42,797
Value-added Tax ("VAT")	14,512	1,762
Other taxes	390	491
Total taxes payable	$68,987	$49,506

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 -	DISCONTINUED OPERATION

On October 30, 2007, Xidenghui executed an agreement with Mr. Zhang Hongjun, a PRC citizen, to establish a joint venture, Shaanxi Baishui Dukang Liquor Brand Management Co., Ltd. ("Brand Management"). Pursuant to the agreement, Xidenghui contributed cash of $95,704 (RMB 700,000), and owns 70% equity interest ownership therein. Brand Management was subsequently incorporated on November 12, 2007. Upon the completion of incorporation, Brand Management became a majority-owned subsidiary of the Xidenghui. Brand Management is principally engaged in the business of managing the franchise of the “Baishui Du Kang” brand name.

On December 10, 2013, Xidenghui transferred its 70% equity ownership interest in Brand Management to Mr. Zhang, Hongjun for $114,506 (RMB 700,000), which equals to 70% of Brand Management's registered capital. Upon completion of the transaction, Brand Management is no longer a subsidiary of Xidenghui. Since this disposal is a transaction between entities under common control, the Company recorded the transaction on the historical carrying values. No gain or loss is recognized for the disposal.

The carrying amount of the assets and liabilities of the discontinued operation were as follows:

	December 10,	December 31,
	2013	2012
Assets
Cash	$1,379	$155,937
Other current assets	16,922	6,828
Property and equipment, net	6,275	7,892
Assets of discontinued operations	$24,576	$170,657

Liabilities
Accounts payables and accrued expenses	$115,755	$159,599
Deferred revenue	1,930,284	2,002,437
Other current liabilities	668,624	658,245
Due to related parties	177,298	99,745
Liabilities of discontinued operations	$2,891,961	$2,920,026

Due from related parties were $4,264,018 and $4,190,910 as of December 10, 2013 and December 31, 2012, respectively. Due to related parties were $115,383 and $111,691 as of December 10, 2013 and December 31, 2012, respectively. These due from related parties and due to related parties were intercompany accounts which were eliminated in the consolidation.

Discontinued operations for the period January 1, 2013 through December 10, 2013 and the year ended December 31, 2012 were summarized as follows:

	For the Period From January 1, 2013 through December 10, 2013	For the Year Ended December 31, 2012
Revenue from license fees	$243,307	833,625
Cost of license Fess	-	$-
Gross profit	243,307	833,625
Operating expenses
Selling expenses	101,568	137,271
General and administrative expenses	233,425	556,511
Total operating expenses	334,993	693,782
Income from operations	(91,686)	139,843
Other expenses (income)
Interest income	196	2,139
Other expenses	475	-
Total other expenses (income)	671	2,139
Income (loss) before tax	(91,015)	141,982
Income tax	286	44,289
Net income (loss)	$(91,301)	$97,693

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 -	SALES OF LIQUOR TO RELATED PARTIES

The Company generally sells liquor to liquor distributors. Some of these liquor distributors are our affiliates, which are directly or indirectly, beneficially and in the aggregate, majority-owned and controlled by directors and principal shareholders of the Company. The price will be different if we sell to third parties. The amount sold to these affiliates are as follows:

		For the Year Ended December 31,
Name of Related Party	Description	2013	2012

Shaanxi Yellow-river Bay Wenquan Lake Park Co., Ltd.,	Non-consolidated,
F/K/A Shaanxi Yellow-river Wetlands Park Co., Ltd.	18% owned subsidiary	$2,114	$34,113
Shaanxi Zhongke Spaceflight Agriculture
Development Stock Co., Ltd.	Affiliate 1	86,076	119,939
Shaanxi Baishui Dukang Marketing Management Co., Ltd.	Affiliate 6	100,690	-
Shaanxi Baishui Dukang Commercial and Trade Co., Ltd.	Affiliate 7	88,607	-
Shaanxi Dukang Group Co., Ltd.	Affiliate 2	1,611,999	1,764,543
Shaanxi Baishui Shiye Co., Ltd.
(F/K/A Shaanxi Baishui Dukang Trade Co., Ltd.)	Affiliate 3	30,598	16,008
Total		$1,920,084	$1,934,603

We also make purchase, principally packing material, from the related parties, as more fully disclosed in Note 13. In related to sales to and purchase from related-parties, our subsidiaries have accounts receivable, accounts payable, and deferred revenue from related-parties, as disclosed in the following:

Due from related parties

Due from related parties consists of the following:

Name of Related Party	Description	December 31, 2013	December 31, 2012

Shaanxi Yellow-river Bay Wenquan Lake Park Co., Ltd.,	Non-consolidated,
F/K/A Shaanxi Yellow-river Wetlands Park Co., Ltd.	18% owned subsidiary	$33,444	$34,113
Shaanxi Baishui Dukang Liquor Brand Management Co., Ltd.	Affiliate 5	115,383	-
Shaanxi Baishui Dukang Marketing Management Co., Ltd.	Affiliate 6	88,876	-
Shaanxi Baishui Dukang Commercial and Trade Co., Ltd.	Affiliate 7	79,306	-
Shaanxi Zhongke Spaceflight Agriculture
Development Stock Co., Ltd.	Affiliate 1	206,015	119,939
Total		$523,024	$154,052

Due to related parties

Due to related parties consists of the following:

Name of Related Party	Description	December 31, 2013	December 31, 2012

Shaanxi Dukang Group Co., Ltd.	Affiliate 2	$1,513,574	$1,258,241
Shaanxi Baishui Shiye Co., Ltd.
(F/K/A Shaanxi Baishui Dukang Trade Co., Ltd.)	Affiliate 3	104,051	325,770
Shaanxi Mining New Energy Co., Ltd.	Affiliate 4	-	91,829
Total		$1,617,625	$1,675,840

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

Affiliate 5--Former subsidiary. The CEO of the Company is the sole director of Shaanxi Baishui Dukang Liquor Brand Management Co., Ltd. and has significant influence on the operations therein.

Affiliate 6--This company is wholly owned and controlled by the Company's sole director's siblings.

Affiliate 7--The CEO of the Company is the sole director of Shaanxi Baishui Dukang Commercial and Trade Co., Ltd. and has significant influence on the operations therein.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 -	CONCENTRATIONS AND CREDIT RISKS

The Company operates in the PRC and grants credit to its customers in this geographic region based on an evaluation of the customer's financial condition. Although the PRC is economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

Major Customers

The following major customers accounted for approximately 5% or more of the Company’s total sales as summarized in the following:

			For the Year Ended December 31,
			2013		2012
	Major	Type of		Percentage of		Percentage of
	Customers	Customer	Revenue	Total Revenue	Revenue	Total Revenue
*	Shaanxi Dukang Group Co., Ltd.	Distributor	$1,611,999	36.64%	$1,764,543	41.59%
	Customer A	Distributor	949,621	21.59%	541,798	12.77%
	Customer B	Distributor	-	-	393,068	9.26%
	Total		$2,561,620	58.23%	$2,699,409	63.62%

Major Suppliers

The following major suppliers accounted for approximately 5% or more of the Company’s total purchases as summarized in the following:

			For the Year Ended December 31,
			2013		2012
	Major	Type of		Percentage of		Percentage of
	Suppliers	Goods	Purchase	Total Purchase	Purchase	Total Purchase
*	Shaanxi Dukang Group Co., Ltd.	Packing materials	286,561	12.30%	187,410	5.00%
	Supplier A	Packing materials	132,114	5.67%	187,410	5.00%
	Supplier B	Packing materials	-	-	333,655	8.90%
	Supplier C	Packing materials	152,225	6.53%	-	-
	Supplier D	Raw materials	255,317	10.96%	-	-
	Supplier E	Raw materials	-	5.31%	199,058	5.31%
	Total		826,218	40.77%	$907,534	24.20%

* Shaanxi Dukang Group Co., Ltd. and Shaanxi Baishui Duking Shiye Co., Ltd are related parties of the Company, see the nature of the affiliation relationship in Note 12.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 -	INCOME TAX

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

Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law replaced the old laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”).

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

The provision for income taxes consisted of the following:

	For the Year Ended December 31,
	2013	2012

Provision for US Income Tax	$-	$-
Provision for PRC national income tax	285	44,289
Provision for PRC local income tax	-	-
Total provision for income taxes	$285	$44,289

One of our subsidiaries, Brand Management, incurred a profit in the year ended December 31, 2012 and accrued an income tax of $44,289. In the year ended December 31, 2013, Brand Management paid income tax of $285 in the first quarter while Brand Management incurred a loss for the entire year.

Another subsidiary, Xidenghui, incurred a profit of $289,838 and $1,173,567 in the years ended December 31, 2013 and 2012, respectively. Due to the net operating losses carried forward from the prior years, the local tax authority approved that no income tax was paid or accrued for the profit in the years ended December 31, 2013 and 2012, respectively.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 -	INCOME TAX (continued)

The following table reconciles the PRC statutory rates to the Company’s effective tax rate:

	For the Year Ended
	December 31,
	2012	2013

U.S. Statutory rate	34.00%	34.00%
Foreign income not recognized in USA	-34.00%	-34.00%
PRC income tax rate	25.00%	25.00%
Effective income tax rate	25.00%	25.00%

The provision for income taxes consisted of the following:

	For the Year Ended
	December 31,
	2013	2012

Current Income Tax *	$285	$44,289
Deferred Income Tax	-	-
Total provision for income taxes	$285	$44,289

The components of deferred tax assets and deferred tax liabilities consisted of the following:

	For the Year Ended
	December 31,
	2013	2012
Deferred Tax Assets
Net operating loss carry-forward	$788,118	$1,334,892
Less: valuation allowance	(788,118)	(1,334,892)
Net deferred tax assets	$-	$-

	For the Year Ended
	December 31,
	2013	2012

Deferred Tax Liabilities	$-	$-

As of December 31, 2013 and 2012, the Company had net operating losses of approximately $3,152,472 and $5,339,569 carried forward from prior years. Although the PRC Income Tax Law allows the enterprises to offset their future taxable income with operating losses carried forward in a 5-year period, enterprises need approval from local tax authority before they can claim such tax benefit, and the outcome of the application is generally uncertain. Therefore, Management established a 100% valuation allowance for the operation losses carried forward and no deferred tax assets have been recorded as a result of these losses.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 -	RELATED PARTIES' DEBT CONVERSION

On July 1, 2011, the Company entered into debt conversion agreements with various affiliated companies, related directors and shareholders (collectively the "Related Parties"), pursuant to which approximately $16,620,157 (RMB 106,583,211) of debt that was owed to the Related Parties by the Company's subsidiaries, Shaanxi Xidenghui Technology Stock Co., Ltd. and Shannxi Baishui Dukang Liquor Co., Ltd. (the "Subsidiaries") be converted and contributed as paid-in equity capital to increase the equity capital of the Subsidiaries. The noncontrolling interest debt holders who are minority shareholders of the Subsidiaries will also increase their noncontrolling equity interest in the Subsidiaries upon conversion of their debt into paid-in equity capital of the Subsidiaries.

The $4,447,995 (RMB 23,523,211) of the total $16,620,157 (RMB 106,583,211) contribution will increase the registered capital of Shaanxi Xidenghui Technology Stock Co., Ltd. and is subject to the approval by the Chinese Regulators. The $12,172,162 (RMB 83,060,000) that did not require approval from the PRC Regulators were converted to paid-in equity capital on October 1, 2011. The remaining balance of $4,447,995 (RMB 23,523,211) was submitted to the PRC Regulators for approval. The Company recognized the contribution as paid-in capital and noncontrolling interest on October 1, 2011, and stopped recording imputed interest relating to the debt.

In 2012, the government agency approved the Company to convert $4,348,392 (RMB 22,894,108) into the registered equity capital of Shaanxi Xidenghui Technology Stock Co., Ltd. The Company repaid the remaining debt balance of $99,603 (RMB 629,103) to the Related Parties in 2012.

The details of the Related Parties debt conversion to equity capital is as follows:

	Name of Subsidiary
	Shannxi Baishui Dukang Liquor Co., Ltd.	Shaanxi Xidenghui Technology Stock Co., Ltd.	Total
Related party debt converted to equity capital	$-	$11,756,564	$11,756,564
Non-controlling Interest portion	218,865	4,644,728	4,863,593
	$218,865	$16,401,292	$16,620,157
Amount disapproved in 2012 and repaid to Related Parties	-	(99,603)	(99,603)
Total	$218,865	$16,301,689	$16,520,554

The contribution to the noncontrolling interest of Shannxi Baishui Dukang Liquor Co., Ltd. does not change the noncontrolling interest's percentage of the equity ownership interest, as the contribution was an offset against the outstanding subscription receivable and the Bylaws of Shannxi Baishui Dukang Liquor Co., Ltd. were not amended.

The contribution to the noncontrolling interest of Shaanxi Xidenghui Technology Stock Co., Ltd. changes the noncontrolling interest's percentage of the equity ownership interest from 1.76% to 16.25% because the related-party creditors become minority shareholders after the conversion and the contribution is considered to be an increase in the registered capital of Shaanxi Xidenghui Technology Stock Co., Ltd., and the Bylaws of Shaanxi Xidenghui Technology Stock Co., Ltd. were amended.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 -	OWNERS' EQUITY

China Du Kang Co., Ltd (“China Du Kang”)

In February 2008, the Company effected a reverse stock split of its common stock in the ratio of 1:10. The number of common shares issued and outstanding immediately after the reverse stock split was 1,951,574. All share and per share information included in these consolidated financial statements have been adjusted to reflect this reverse stock split.

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

In February 2008, the Company issued post split 1,000,000 shares of common stock to a consultant and the Company's securities legal counsel for their consultant services. Since this issuance happened before the reverse merger, the transactions have no effect on the financial statements presented.

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

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 -	OWNERS' EQUITY (continued)

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

On March 1, 2005, Xidenghui amended its Bylaws to increase its registered capital to $19,485,320 (RMB 161,280,000).

On October 1, 2011, Xidenghui amended its Bylaws to increase its registered capital to $23,901,671 (RMB 189,174,108), as more fully disclosed in Note 15.

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

On July 29, 2003, Baishui Dukang amended its Bylaws to increase its registered capital to $5,603,479 (RMB 46,380,000). Xidenghui retains 90.51% equity ownership interest in Baishui Dukang, while its investment amount in Baishui Dukang increased from $ 4,470,219 (RMB 37,000,000) to $5,071,463 (RMB 41,976,500).

On November 16, 2013, Baishui Dukang amended its Bylaws to increase its registered capital from $5,603,479 (RMB 46,380,000) to $11,464,829 (RMB 82,330,000). While Xidenghui retains its investment amount of $5,071,463 (RMB 41,976,500), its equity ownership interest in Baishui Dukang was reduced from 90.51% to 51%.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 -	NONCONTROLLING INTEREST

Balance of Noncontrolling Interest consists of the following:

	Subsidiary and Noncontrolling Interest percentage
	Brand Management	Baishui Dukang	Xidenghui		Total Noncontrolling
	30.00%	49.00% (5)	16.25%	(4)	Interest

Balance @ December 31, 2007	$40,057	$85,189	$-	(1)	$125,246

Noncontrolling Interest income (Loss)	(42,081)	(45,176)	-		(87,258)

Other Comprehensive Income (Loss)-
effects of Foreign Currency Conversion	2,024	5,003	-		7,028

Balance @ December 31, 2008	$-	$45,016	$-		$45,016

Noncontrolling Interest income (Loss)	28,071	(60,287)	(23,661	)(2)	(55,878)

Other Comprehensive Income (Loss)-
effects of Foreign Currency Conversion	15	79	(13)		82

Balance @ December 31, 2009	$28,086	$(15,192)	$(23,674)		$(10,780)

Noncontrolling Interest income (Loss)	173,253	(44,796)	(18,047)		110,410

Other Comprehensive Income (Loss)-
effects of Foreign Currency Conversion	5,332	(1,648)	(1,263)		2,421

Balance @ December 31, 2010	$206,671	$(61,636)	$(42,984)		$102,051

Debt Conversion	-	218,865	4,644,728		4,863,593

Noncontrolling Interest income (Loss)	130,183	(29,866)	27,494		127,810

Other Comprehensive Income (Loss)-
effects of Foreign Currency Conversion	2,225	(509)	2,809		4,526

Balance @ December 31, 2011	$339,079	$126,854	$4,632,047		$5,097,980

Reverse of Debt Conversion	-	-	(99,603)		(99,603)

Noncontrolling Interest income (Loss)	29,308	(32,815)	(0)		(3,507)

Other Comprehensive Income (Loss)-
effects of Foreign Currency Conversion	17	(20)	-		(3)

Balance @ December 31, 2012	$368,404	$94,019	$4,532,444		$4,994,867

Registered capital contribution from
non-controlling interest of Baishui Dukang	-	5,861,350	-		5,861,350

Disposal of Brand Management	(395,794)	-	-		(395,794)

Noncontrolling Interest income (Loss)	(27,390)	49,268	21,178		43,056

Other Comprehensive Income (Loss)-
effects of Foreign Currency Conversion	54,780	678	291		55,749

Balance @ December 31, 2013	$-	$6,005,315	$4,553,913		$10,559,228

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 -	NONCONTROLLING INTEREST (continued)

Noncontrolling interest income consists of the following:

	For the Year Ended December 31, 2013
Name of Subsidiary	Brand Management		Baishui Dukang			Xidenghui		Parent/Holding Company
	Total Income	Noncontrolling Interest Income	Total Income	Noncontrolling Interest Income		Total Income	Noncontrolling Interest Income	Total	Noncontrolling Interest
	100%	30%	100%	49.00%	(5)	100%	16.25% (4)	Income	Income

Net Income (Loss)	$(91,301)	$(27,390)	$100,547	$49,268		$291,575	$47,381	$(685)	$-

Income (Loss) from subsidiary (equity method)	-	-	-	-		(12,632)	(2,053)	257,661	43,160

Total Income (Loss)	(91,301)	(27,390)	100,547	49,268		278,943	45,328	256,976	43,160

Adjustments to noncontrolling interest to absorb prior accumulated deficit	-	-	-	-		-	(24,046)	-	-

Less: Income (Loss) attributable to noncontrolling interest	27,390	-	(49,268)	-		(21,282)	-	-	-

Income (Loss) attributable to Majority	$(63,911)		$51,279			$257,661		$256,976	(3)

Income (Loss) attributable to noncontrolling interest		$(27,390)		$49,268			$21,282		$43,160

	For the Year Ended December 31, 2012
Name of Subsidiary	Brand Management		Baishui Dukang		Xidenghui		Parent/Holding Company
	Total Income	Noncontrolling Interest Income	Total Income	Noncontrolling Interest Income	Total Income	Noncontrolling Interest Income	Total		Noncontrolling Interest
	100%	30%	100%	9.49%	100%	16.25% (4)	Income		Income

Net Income (Loss)	$97,693	$29,308	$(345,788)	$(32,815)	$1,173,569	$190,705	$(814)		$-

Income (Loss) from subsidiary (equity method)	-	-	-	-	(244,587)	(39,745)	928,982		(3,507)

Total Income (Loss)	97,693	29,308	(345,788)	(32,815)	928,982	150,960	928,168		(3,507)

Adjustments to noncontrolling interest to absorb prior accumulated deficit	-	-	-	-	-	(150,960)	-		-

Less: Income (Loss) attributable to noncontrolling interest	(29,308)	-	32,815	-	(150,960)	-	-		-

Income (Loss) attributable to Majority	$68,385		$(312,972)		$778,022		$928,168	(3)

Income (Loss) attributable to noncontrolling interest		$29,308		$(32,815)		$(0)			$(3,507)

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

(4) The noncontrolling interest percentage increased from 1.76% to 16.25% on October 1, 2011, as some minority shareholders contributed their loans to Shaanxi Xidenghui Technology Stock Co., Ltd. to paid-in capital, as more fully disclosed in Note 15.

(5) On November 16, 2013, Baishui Dukang amended its Bylaws to increase its registered capital from $5,603,479 (RMB 46,380,000) to $11,464,829 (RMB 82,330,000). While Xidenghui retains its investment amount of $5,071,463 (RMB 41,976,500), its equity ownership interest in Baishui Dukang was reduced from 90.51% to 51%.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 -	COMMITMENTS AND CONTINGENCIES

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

Lease

On March 4, 2002, Baishui Dukang signed a lease agreement with Shaanxi Sanjiu Dukang Liquor Production Co., Ltd ("Sanjiu"), pursuant to which Baishui Dukang agreed to lease the liquor production facility of Sanjiu, including all the fixed assets and the piece of land that the fixed assets attached, for a period of 20 years, which was subsequently extended to 30 years. On February 3, 2005, Sanjiu was acquired by Shannxi Baishui Dukang Liquor Development Co., Ltd, an affiliate of the Company. On April 30, 2005, Baishui Dukang signed a complementary lease agreement with Shannxi Baishui Dukang Liquor Development Co., Ltd, pursuant to which Baishui Dukang agreed to continue to lease the liquor production facility for the rest of the original 30-year period. Baishui Dukang also agreed to pay $362,450 (RMB 3,000,000) to the local government to continue the lease and to absorb the pension and unemployment insurance expenses of Sanjiu's original employees. All the pension and unemployment insurance payments were to be made directly to the local China Social Security Administration to satisfy all of the pension and unemployment insurance expenses that were required in connection with the original Sanjiu employees.

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

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 -	COMMITMENTS AND CONTINGENCIES (continued)

Lease (continued)

Estimated Pension and Unemployment Insurance Expenses
Year	Pension Insurance Expense					Unemployment Insurance Expense					Total		Present Value as of December 31, 2013 (the incremental interest rate is 8%)
	Province average salary (RMB)	Annual increase rate	Percentage	No. of employees	Estimated pension insurance expense (RMB)	City average salary (RMB)	Annual increase rate	Percentage	No. of employees	Estimated pension insurance expense	USD$1.00=RMB¥6.15140 @12/31/2013
											(RMB)	(USD)	(RMB)	(USD)
2014	16,125	4%	20%	268	864,312	12,846	4%	2.50%	268	86,065	950,377	154,498	646,811	122,645
2015	16,770	4%	20%	258	865,344	13,359	4%	2.50%	258	86,168	951,512	154,682	599,614	113,696
2016	17,441	4%	20%	244	851,123	13,894	4%	2.50%	244	84,752	935,875	152,140	546,074	103,544
2017	18,139	4%	20%	228	827,124	14,449	4%	2.50%	228	82,362	909,486	147,850	491,367	93,171
2018	18,864	4%	20%	215	811,162	15,027	4%	2.50%	215	80,772	891,935	144,997	446,189	84,604
2019	19,619	4%	20%	199	780,828	15,629	4%	2.50%	199	77,752	858,580	139,575	397,689	75,408
2020	20,404	4%	20%	173	705,963	16,254	4%	2.50%	173	70,297	776,260	126,192	332,925	63,128
2021	21,220	4%	20%	148	628,103	16,904	4%	2.50%	148	62,544	690,647	112,275	274,265	52,005
2022	22,068	4%	20%	135	595,849	17,580	4%	2.50%	135	59,332	655,182	106,509	240,909	45,680
2023	22,951	4%	20%	113	518,698	18,283	4%	2.50%	113	51,650	570,348	92,718	194,181	36,820
2024	23,869	4%	20%	102	486,933	19,015	4%	2.50%	102	48,487	535,420	87,040	168,787	32,005
2025	24,824	4%	20%	77	382,290	19,775	4%	2.50%	77	38,067	420,357	68,335	122,698	23,265
2026	25,817	4%	20%	52	268,497	20,566	4%	2.50%	52	26,736	295,233	47,994	79,792	15,130
2027	26,850	4%	20%	41	220,167	21,389	4%	2.50%	41	21,923	242,091	39,355	60,583	11,487
2028	27,924	4%	20%	25	139,618	22,244	4%	2.50%	25	13,903	153,521	24,957	35,573	6,745
2029	29,041	4%	20%	18	104,546	23,134	4%	2.50%	18	10,410	114,957	18,688	24,664	4,677
2030	30,202	4%	20%	12	72,485	24,059	4%	2.50%	12	7,218	79,703	12,957	15,834	3,002
2031	31,410	4%	20%	6	37,692	25,022	4%	2.50%	6	3,753	41,446	6,738	7,624	1,446
2032	32,667	4%	20%	1	6,533	26,023	4%	2.50%	1	651	7,184	1,168	1,224	232
Total					10,939,256					1,089,290	12,028,546	1,945,963	6,176,988	1,142,297

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

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 -	COMMITMENTS AND CONTINGENCIES (continued)

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

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 -	CONDENSED PARENT COMPANY FINANCIAL INFORMATION

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

CHINA DU KANG CO., LTD.
CONDENSED PARENT COMPANY BALANCE SHEETS
(Dollars in Thousands)

	December 31,	December 31,
	2013	2012
ASSETS
Investment in subsidiaries, at equity in net assets	5,169	5,373
Total Assets	$5,169	$5,373

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities	-	-

Commitments and Contingencies	-	-

Shareholders' Equity:
Preferred stock, par value $0.001, 5,000,000 shares authorized;
no shares issued and outstanding as of
December 31, 2013 and 2012	-	-
Common stock, par value $0.001, 250,000,000 shares authorized;
100,113,791 shares issued and outstanding as of
December 31, 2013 and 2012	100	100
Additional paid-in capital	26,593	27,385
Accumulated deficit	(21,088)	(21,345)
Accumulated other comprehensive income	(436)	(767)
Total Shareholders' equity (deficit)	$5,169	$5,373

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 -	CONDENSED PARENT COMPANY FINANCIAL INFORMATION (continued)

CHINA DU KANG CO., LTD.
CONDENSED PARENT COMPANY STATEMENT OF OPERATIONS
(Dollars in Thousands)

	For the Year Ended
	December 31,
	2013	2012

Operating Expenses	$-	$-

Equity in undistributed income of subsidiaries	391	925
Net Income	$391	$925

CHINA DU KANG CO., LTD.
CONDENSED PARENT COMPANY STATEMENT OF CASH FLOWS
(Dollars in Thousands)

	For the Year Ended
	December 31,
	2013	2012

Cash Flows from Operating Activities
Net income	$391	$925
Adjustments to reconcile net income (loss)
provided by cash flows from operations
Equity in undistributed income of subsidiaries	(391)	(925)
Net cash provided by operating activities	-	-

Increase (decrease) in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

EXHIBIT INDEX

Exhibit No.	Descriptions	Reference
3.1	Articles of incorporation Amended and Restate Articles of Incorporation	3.1	*
3.2	By-laws	3.2	*
4	Instruments defining the rights of security holders, including indentures
4.1	Common Stock Certificate	4.1	*
10.1	Distribution Agreement Shaanxi Dukang Liquor Group Co., Ltd.	6	*
10.2	Distribution Agreement Shaanxi Baishui Dukang Spirits Industry Development Co., Ltd.	6	*
10.3	Distribution Agreement Shaanxi Dukang Liquor Marketing Management Co., Ltd.	6	*
10.4	Distribution Agreement Shaanxi Baishui Dukang Shiye Co., Ltd.	6	*
10.5	Distribution Agreement Shaanxi Dukang Liquor Group Co., Ltd.	6	*
10.6	Loan Agreement Shaanxi Yellow River Wetlands Park Co., Ltd.	6	*
10.7	Loan Agreement Shaanxi Yellow River Wetlands Park Co., Ltd.	6	*
10.8	Loan Agreement Shaanxi Yellow River Wetlands Park Co., Ltd.	6	*
10.9	Loan Agreement Ms. Piong Li	6	*
10.10	Loan Agreement Ms. Min Chen	6	*
10.11	Loan Agreement Ms. Hong Ge	6	*
10.12	Loan Agreement Ms. Shengli Wang	6	*
10.13	Loan Agreement Ms. Pingjun Nie	6	*
10.14	Loan Agreement Ms. Hongjun Zhang	6	*
10.15	Loan Agreement Mr. Hailong Tian.	6	*
10.16	Loan Agreement Mr. Guogi Diao	6	*
10.17	Loan Agreement Shanxi Xi Deng Hui Science and Technology Industrial Stock Co., Ltd.	6	*
10.18	Loan Agreement Shaanxi Huitong Food Development Co., Inc.	6	*
10.19	Loan Agreement Shanxi Gurong Agricultural Development co., Ltd.	6	*
10.20	Loan Agreement Shanxi Baishui Dukang Brand Management Co., Ltd.	6	*
10.21	Loan Agreement Shanxi Lantian Investment Co., Ltd.	6	*
10.22	Loan Agreement Shanxi Zhongke Spaceflight Agriculture Development Co., Ltd.	6	*
10.23	Loan Agreement Shanxi Baishui Dukang Trade Co., Ltd.	6	*
10.24	Loan Agreement Ms. Min Chen	6	*
10.25	Loan Agreement Shanxi Baishui Dukang Marketing Management Co., Ltd.	6	*
10.26	Loan Agreement Shanxi Dukang Liquor Group Co., Ltd.	6	*
10.27	Loan Agreement Shaanxi Baishui Dukang Commercial and Trade Co., Ltd.	6	*
10.28	Loan Agreement Shanxi Baishui Shiye Co., Ltd.	6	*
10.29	Loan Agreement Shanxi Baishui Dukan Spirits Industry Development Co., Ltd.	6	*
10.30	Agency Agreement Dong Sue	6	*
10.31	Agency Agreement Dong Sue	6	*
10.32	Agency Agreement Xue Aixian	6	*
10.33	Agency Agreement Dong Sue	6	*
10.34	Licensing Agreement Henan Zhechenxian Eastern Liquor Co. Ltd. (Trademark)	6	*
10.35	Licensing Agreement Henan Zhechenxian Eastern Liquor Co. Ltd. (Complimentary)	6	*
10.36	Licensing Agreement Lanzhou Jinxing Liquor Trade Co. Ltd. aka Shaanxi Baishui Xingjijiu Marketing Co., Ltd.	6	*
10.37	State owned Land Use Certificate	2	*
10.38	Complementary Agreement - Shaanxi Bai Shui Du Kang Co., Ltd	2	**
10.39	Equity Transfer Agreement	3	*
10.40	Plan of Exchange Agreement	7	*
10.41	Land Use Rights	8	*
10.42	Lease Agreement - Baishui Du Kang Liquor Co., Ltd.	9	*
10.43	Distribution Agreement - Baishui Dukang Development Co., Ltd	10	*
10.44	Distribution Agreement - Bashui DuKang Liquor Group Co., Ltd.	11	*

10.45	Distribution Agreement - Shaanxi Du Kang Liquor Sales Management Co., Ltd.	12	*
10.46	Sanitation License	13	*
10.47	Loan Agreement - Shaanxi Changjiang Electric Power and Energy Sources Co., Ltd.	14	*
10.48	Assets Lease Agreement - Shaanxi BaiShui Du Kang Liquor Co., Ltd.	15	*
14	Code of Ethics	1	*
21	Subsidiaries of the registrant	2	***
31.1	(i) Rule 13a-14(a)/ 15d-14(a) Certifications	*
31.2	(ii) Rule 13a-14(d)/ 15d-14(d) Certifications	*
32	Section 1350 Certifications	*
101.INS**	XBRL Instance	*
101.SCH**	XBRL Taxonomy Extension Schema	*
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase	*
101.DEF**	XBRL Taxonomy Extension Definition Linkbase	*
101.LAB**	XBRL Taxonomy Extension Labels Linkbase	*
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase	*

Legends
*	Filed herewith
1*	Filed as Exhibit to Form 10 on 11-10-2009
2*	Filed as Exhibit 10.2 to Form 10 Amendment 2 on 12-04-2009
2**	Filed as Exhibit 10.3 to Form 10 Amendment 2 on 12-04-2009
2***	Filed as Exhibit 21.1 to Form 10 Amendment 2 on 12-04-2009
3*	Equity Transfer Agreement Filed as Exhibit 10.1 to Form 10 Amendment 3 on 1-21-2010
3.1*	Filed as Exhibit 3.1 to Form 10 Amendment 4 on 4-22-2010
3.2*	Filed as Exhibit 3.2 to Form 10 Amendment 4 on 4-22-2010
4.1*	Filed as Exhibit 4.1 to Form 10 Amendment 4 on 4-22-2010
6*	Filed under corresponding Exhibit Number to Form 10 Amendment 6 on 1-24-2011
7*	Plan of Exchange Filed as Exhibit 10.1 to Form 10 Amendment 4 on 4-22-2010
8*	Land Use Rights Filed as Exhibit 10.2 to Form 10 Amendment 4 on 4-22-2010
9*	Lease Agreement Filed as Exhibit 10.3 to Form 10 Amendment 4 on 4-22-2010
10*	Distribution Agreement Filed as Exhibit 10.4 to Form 10 Amendment 4 Filed on 4-22-2010
11*	Distribution Agreement Filed as Exhibit 10.5 to Form 10 Amendment 4 Filed on 4-22-2010
12*	Distribution Agreement Filed as Exhibit 10.6 to Form 10 Amendment 4 Filed on 4-24-2010
13*	Sanitation License Filed as Exhibit 10.7 to Form 10 Amendment 4 Filed 4-22-2010
14*	Loan Agreement Filed as Exhibit 10.44 to Form 10 Amendment 7 on 03-24-2011
15*	Asset Lease Agreement Filed as Exhibit 10.46 to Form 10 Amendment 8 on 10-04-2011

**
Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.