Form 10-Q
period 2014-03-31
CHINA DU KANG CO. LTD.
filed 2014-07-30
CIK 1472635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from__________to__________

Commission File No. 000-53833

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: July 15, 2014: 100,113,791 shares of common stock

China Du Kang Co., Ltd.
FORM 10-Q

ITEM 1. FINANCIAL INFORMATION

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$230,480	$573,546
Notes receivable	48,667	32,712
Accounts receivable (Note 4)	621,210	527,521
Others receivable	58,382	30,581
Prepaid expenses (Note 5)	547,106	470,409
Inventories (Note 6)	8,213,628	8,385,490
Current assets of discontinued operations-Brand Management	-	-
Total current assets	9,719,473	10,020,259

Property, Plant and Equipment, net (Note 7)	6,846,993	7,023,716
Intangible assets, net (Note 8)	1,952,360	1,978,981
Long-term investment	1,997,177	2,013,641

Total Assets	$20,516,003	$21,036,597

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,113,679	$2,290,540
Accrued expenses (Note 9)	206,677	138,805
Others payable	101,448	96,494
Taxes payable (Note 10)	136,773	68,987
Deferred revenue	92,886	297,544
Security deposit	35,430	31,946
Due to related parties	1,274,756	1,617,625
Lease liability-current	74,349	76,892
Current liabilities of discontinued operations-Brand Management	-	-
Total Current Liabilities	4,035,998	4,618,833

Long-term Liabilities:
Lease liability-long-term	659,720	689,677
Total Long-term Liabilities	659,720	689,677
Total Liabilities	4,695,718	5,308,510

Commitments and Contingencies (Note 14)	-	-

Shareholders' Equity:
China Du Kang Co., Ltd. Shareholders' Equity
Preferred stock, par value $0.001, 5,000,000 shares authorized;
none issued and outstanding as of
March 31, 2014 and December 31, 2013	-	-
Common stock, par value $0.001, 250,000,000 shares authorized;
100,113,791 shares issued and outstanding as of
March 31, 2014 and December 31, 2013	100,114	100,114
Additional paid-in capital	26,593,393	26,593,393
Accumulated deficit	(20,939,397)	(21,088,318)
Accumulated other comprehensive income	(566,659)	(436,437)
Total China Du Kang Co., Ltd. Shareholders' equity (deficit)	5,187,451	5,168,752
Noncontrolling Interest	10,632,834	10,559,335
Total Equity (Deficit)	15,820,285	15,728,087
Total Liabilities and Equity (Deficit)	$20,516,003	$21,036,597

See Notes to Consolidated Financial Statements

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2014	2013
	(unaudited)	(unaudited)
Revenues
Sales of Liquor	$1,403,985	$1,818,199
Costs of Liquor Sold	959,126	950,892
Gross Profit	444,859	867,307

Operating Expenses
Selling Expenses
Advertising expenses	22,721	42,978
Promotion expenses	5,227	149,057
Office expenses	5,573	-
Sales commission	41,069	39,107
Travel and entertainment	17,406	14,646
Total Selling Expenses	91,996	245,788

General and Administrative Expenses
Payroll	45,160	49,594
Employee benefit and pension	5,402	9,775
Depreciation and amortization expenses	98,264	30,157
Office expenses	38,125	56,286
Vehicle expenses	4,677	6,900
Bad debt expenses	-	25,039
Travel and entertainment	6,469	9,783
Other general and administrative expenses	160	1,169
Total General and Administrative Expenses	198,257	188,703

Total Operating Expenses	290,253	434,491

Income from Operations	154,606	432,816

Other Income (Expenses)
Interest income	484	335
Interest Expenses-capital lease	(12,401)	(10,133)
Governmental subsidy	57,191	-
Other income (expense)	22,540	(94,581)
Total Other Income (Expenses)	67,814	(104,379)

Net Income (loss) for continuing operations	222,420	328,437

Provision for Income Tax (Note 16)	-	-

Net Income (Loss) before discontinued operations	222,420	328,437

Discontinued Operations
Income (loss) from operations of discontinued-Brand Management	-	53,803
Income tax benefit (expense)	-	(13,451)
Net Income (loss) from discontinued operations	-	40,352

Net Income (Loss)	222,420	368,789

Less: Net loss (income) attributable to noncontrolling interest	(73,499)	(45,635)

Net Income (Loss) attributable to China Du Kang Co., Ltd.	$148,921	$323,154

Basic and Fully Diluted Income (Loss) per Share	$0.00	$0.00

Weighted average shares outstanding	100,113,791	100,113,791

See Notes to Consolidated Financial Statements

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended
	March 31,
	2014	2013
	(unaudited)	(unaudited)

Net Income	$222,420	$368,789
Other comprehensive income (loss), net of tax:
Effects of foreign currency conversion	(130,222)	57,204
Total other comprehensive income (loss), net of tax	(130,222)	57,204
Comprehensive loss	92,198	425,993
Comprehensive income (loss) attributable to
the noncontrolling interest	(73,499)	(45,647)
Comprehensive income (loss) attributable to
China Du Kang Co., Ltd.	$18,699	$380,346

See Notes to Consolidated Financial Statements

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2014	2013
Cash Flows from Operating Activities	(unaudited)	(unaudited)

Net income including non-controlling interest	$222,420	$368,789
Adjustments to reconcile net income
including non-controlling interest to net cash
provided (used) by operating activities:
Loss (income) from discontinued operations	-	(40,352)
Depreciation	166,030	89,760
Amortization	10,516	10,558
Bad debt expense	-	25,039
Obsolete inventory write-down	20,201	33,735
Changes in operating assets and liabilities:
(Increase)/Decrease in notes receivable	(16,341)	-
(Increase)/Decrease in accounts receivable	(98,715)	(60,737)
(Increase)/Decrease in others receivable	(28,255)	(2,219)
(Increase)/Decrease in prepaid expenses	(81,129)	(75,301)
(Increase)/Decrease in inventories	83,853	(431,106)
Increase/(Decrease) in accounts payable	(159,285)	183,239
Increase/(Decrease) in accrued expenses	69,509	95,644
Increase/(Decrease) in other payable	5,785	12,066
Increase/(Decrease) in taxes payable	68,848	81,333
Increase/(Decrease) in deferred revenue	(535,740)	(317,674)
Increase/(Decrease) in security deposit	3,772	-
Increase/(Decrease) in capital lease interest payable	(12,401)	(10,133)
Net cash provided (used) by operating activities of continued operations	(280,932)	(37,359)
Net cash provided (used) by operating activities of discontinued operations	-	(84,799)
Net cash provided (used) by operating activities	(280,932)	(122,158)

Cash Flows from Investing Activities

Purchase of fixed assets	(43,205)	(137,343)
Net cash provided (used) by investing activities of continued operations	(43,205)	(137,343)
Net cash provided (used) by investing activities of discontinued operations	-	(1,575)
Net cash used by investing activities	(43,205)	(138,918)

Cash Flows from Financing Activities

Repayments to related parties	-	-
Repayment for a capital lease principal	(14,022)	(17,978)
Net cash provided (used) by financing activities of continued operations	(14,022)	(17,978)
Net cash provided (used) by financing activities of discontinued operations	-	-
Net cash provided (used) by financing activities	(14,022)	(17,978)

Increase (decrease) in cash	(338,159)	(279,054)
Effects of exchange rates on cash	(4,907)	3,525
Cash at beginning of period	573,546	681,702
Cash at end of period	230,480	406,173
Less: Cash at end of period-discontinued operations	-	70,359
Cash at end of period-continuing operations	$230,480	$335,814

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$12,401	$10,133
Income tax	$-	$-

See Notes to Consolidated Financial Statements

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - ORGANIZATION AND BUSINESS BACKGROUND

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

Huitong was formed for the purpose of seeking and consummating a merger or acquisition with a business entity organized as a private corporation, partnership, or sole proprietorship. On December 26, 2007, Huitong executed an acquisition agreement with shareholders of Shaanxi Xidenghui Technology Stock Co., Ltd. ("Xidenghui"), whereby Huitong agreed to acquire 98.24% of the equity ownership of Xidenghui from the shareholders. Subsequent to completion of the acquisition agreement, Xidenghui became a majority-owned subsidiary of Huitong. Due to the related party debt conversion into registered capital of Xidenghui on October 1, 2011, Huitong's equity ownership interest in Xidenghui was reduced from 98.24% to 83.75% in October 2011.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - ORGANIZATION AND BUSINESS BACKGROUND (continued)

Xidenghui was incorporated in Weinan City, Shaanxi Province, PRC on March 29, 2001 under the Company Law of PRC. Xidenghui was engaged in the business of production and distribution of distilled spirits with a brand name of “Xidenghui.” Currently its principal business is to hold an equity ownership interest in PRC operating subsidiaries. Beginning from January 2012, Xidenghui also distributes liquor that is manufactured by Shannxi Baishui Dukang Liquor Co., Ltd. (“Baishui Dukang”), one of our operating subsidiaries.

Xidenghui's Investment in Baishui Dukang--Majority-owned Subsidiary

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

Xidenghui's Investment in Shaanxi Baishui Dukang Liquor Brand Management Co., Ltd.--Discontinued Operation

On October 30, 2007, Xidenghui executed an agreement with Mr. Zhang Hongjun, a PRC citizen, to establish a joint venture, Shaanxi Baishui Dukang Liquor Brand Management Co., Ltd. ("Brand Management"). Pursuant to the agreement, Xidenghui contributed cash of $95,704 (RMB 700,000), and owns 70% equity interest ownership therein. Brand Management was subsequently incorporated on November 12, 2007. Upon the completion of incorporation, Brand Management became a majority-owned subsidiary of Xidenghui. Brand Management was principally engaged in the business of distribution of Baishui Dukang’s liquor and managing the franchise of the “Baishui Du Kang” brand name.

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

Note 1 - ORGANIZATION AND BUSINESS BACKGROUND (continued)

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

Xidenghui's Investment in Shaanxi Yellow-river Bay Wenquan Lake Park Co., Ltd.--Long-term Investment

On March 1, 2006, Xidenghui executed an investment agreement with Shaanxi Yichuan Nature Park Co., Inc., pursuant to which Xidenghui agreed to invest cash of $1,596,254 (RMB 12,000,000) to a joint-venture named Shaanxi Yellow-river Bay Wenquan Lake Park Co., Ltd. ("Yellow-river Bay Park"), F/K/A Shaanxi Yellow-river Wetlands Park Co., Ltd., and owns 7.9% equity ownership interest therein. Shaanxi Yellow-river Wetlands Park Co., Ltd. is engaged in the business of recreation and entertainment. Xidenghui finished the investment contribution in September 2007.

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

Xidenghui and Baishui Dukang are the two of these affiliated companies that are engaged in business operations. China Du Kang, Merit, and Huitong are holding companies, whose business is to hold an equity ownership interest in Xidenghui and Baishui Dukang. All these affiliated companies are hereafter referred to as the "Company." Currently, the Company is principally engaged in the business of production and distribution of distilled spirits with the brand name of “Baishui Dukang”.

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

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 -  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company (“Management”) believes that the following disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the notes for the year ended December 31, 2013.

The accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the three months ended March 31, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

Period Covered	Balance Sheet Date Rates	Average Rates
Three Months ended March 31, 2014	6.16440	6.11985
Three Months ended March 31, 2013	6.28160	6.28582
Year ended December 31, 2013	6.11400	6.19817
Year ended December 31, 2012	6.31610	6.31984

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

Deferred Revenue

Deferred revenue consists of prepayments to the Company for products that have not yet been delivered to the customers. Payments received prior to satisfying the Company’s revenue recognition criteria are recorded as deferred revenue.

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

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with the FASB ASC 720-35, “Advertising Costs." The advertising costs were $22,721, and $42,978 for the three months ended March 31, 2014 and 2013, respectively.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and Development Costs

Research and development costs relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed when incurred in accordance with the FASB ASC 730, "Research and Development." Research and development costs were immaterial for the three months ended March 31, 2014 and 2013, respectively.

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

Business Tax Affixation

Business tax affixation is in connection with the VAT payment. Business tax affixation is approximately 9% of the VAT payment and is due whenever the VAT is paid. The Company presents the revenue net of business tax affixation.

Read more: http://www.getfilings.com/sec-filings/121026/China-Environmental-Protection-Inc_10-Q_FORM2/#ixzz34sa9t5NY

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

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Due from/to Related Parties

Before July 1, 2011, Due to related parties represents temporary short-term loans from related parties to finance the Company’s operation due to lack of cash resources. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. Cash flows from due to related parties are classified as cash flows from financing activities. On July 1, 2011, the related parties agreed to convert their loans to the Company into paid-in capital.

After July 1, 2011, Due from/to related parties was caused by the related party transaction of sales of liquor. Since the Company sells liquor to the related parties, due from/to related parties represents accounts receivable from or deferred revenue from these related parties. Cash flows from due from/to related parties are classified as cash flows from operating activities.

Imputed Interest

The Company has financed it business operation through short-term borrowings from various related parties. These short-term borrowings are non-secured, non-interest bearing with no fixed repayment date. The imputed interests are assessed as an expense to the business operation and an addition to the paid-in capital. The calculation is performed quarterly based on the average outstanding balance and the market interest rate. On July 1, 2011, the related parties agreed to convert their loans to the Company into paid-in capital and no more imputed interest was recorded after the conversion.

Pension and Employee Benefits

Full time employees of the PRC entities participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Company to accrue for these benefits based on certain percentages of the employees' salaries. The Management believes full time employees who have passed the probation period are entitled to such benefits. The total provisions for such employee benefits were $5,402 and $9,775 for the three months ended March 31, 2014 and 2013, respectively.

Government Subsidies

The Company records government grants as current liabilities upon reception. A government subsidy revenue is recognized only when there is reasonable assurance that the Company has complied with all conditions attached to the grant. The Company recognized government subsidy of $57,191 and $0 for the three months ended March 31, 2014 and 2013, respectively.

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

Segment Reporting

FASB ASC 820, “Segments Reporting,” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company currently operates in one principal business segment.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with FASB ASC 260, “Earnings Per Share,” which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no potentially dilutive securities outstanding (options and warrants) for the three months ended March 31, 2014 and 2013, respectively.

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

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists.” This standard requires that an unrecognized tax benefits, or a portion of an unrecognized tax benefit be presented on a reduction to a deferred tax asset for an NOL carry forward, a similar tax loss, or a tax credit carry forward with certain exceptions to this rule. If certain exception conditions exists, an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset. This standard is effective for fiscal years and interim periods within those years beginning after December 15, 2013. The adoption of the this provision did not have a material impact on our financial condition or results of operations.

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

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	March 31,	December 31,
	2014	2013
	(unaudited)
Accounts receivable	$318,278	$314,853
Accounts receivable-related party	613,288	523,024
Less: Allowance for doubtful accounts	(310,356)	(310,356)
Accounts receivable, net	$621,210	$527,521

Bad debt expense charged to operations was $0 and $25,039 for the three months ended March 31, 2014 and 2013, respectively.

Refer to Note 13 - Sales of Liquor to Related Party for accounts receivable of related party.

Note 5 - PREPAID EXPENSES

Prepaid expenses consist of the following:

	March 31,	December 31,
	2014	2013
	(unaudited)
Machinery and parts	$86,132	$81,912
Raw materials and supplies	37,320	89,136
Packing and supply materials	343,507	216,795
Advance to construction project	49,518	41,748
Taxes	19,030	39,952
Office expenses	11,599	866
Total	$547,106	$470,409

Note 6 - INVENTORIES

Inventories consist of following:

	March 31,	December 31,
	2014	2013
	(unaudited)
Finished goods	$4,014,263	$4,048,070
Work-in-progress	3,408,455	3,451,217
Raw materials and supplies	219,731	278,595
Supplies and packing materials	883,237	899,720
Less: Allowance for obsolete inventory	(312,058)	(292,112)
Total	$8,213,628	$8,385,490

Obsolete/Slow moving inventory was $19,946 and $33,735 for the three months ended March 31, 2014 and 2013, respectively, and these amounts were included in costs of goods sold.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment:

	March 31,	December 31,
	2014	2013
	(unaudited)
Building and warehouses	$5,840,182	$5,888,332
Machinery and equipment	2,387,618	2,407,299
Office equipment and furniture	267,609	269,815
Motor vehicles	392,142	395,373
Leased assets	2,797,265	2,800,301
Total	11,684,816	11,761,120
Less: Accumulated depreciation	(5,486,767)	(5,368,472)
	6,198,049	6,392,648
Add: Construction in progress	648,944	631,068
Total property, plant and equipment, net	$6,846,993	$7,023,716

Depreciation expense charged to operations was $166,030 and $89,760 for the three months ended March 31, 2014 and 2013, respectively. Depreciation expense with respect to production equipment that was charged to cost of sales was $78,282 and $70,161 for the three months ended March 31, 2014 and 2013, respectively. The remainder, depreciation expense attributable to equipment used in administration, was $87,748 and $19,599 for the three months ended March 31, 2014 and 2013, respectively, and was included in general and administration expenses.

Note 8 - INTANGIBLE ASSETS

The following is a summary of intangible assets, less amortization:

	March 31,	December 31,
	2014	2013
	(unaudited)
Land use right	$2,088,086	$2,105,299
Trade Mark of "Xidenghui"	73,000	73,602
Trade Mark of "Baishui Du Kang"	26,767	26,987
Total intangible assets	2,187,853	2,205,888
Less: Accumulated amortization	(235,493)	(226,907)
Total intangible assets, net	$1,952,360	$1,978,981

Amortization expense charged to operations was $10,516 and $10,558 for the three months ended March 31, 2014 and 2013, respectively.

Note 9 - ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31,	December 31,
	2014	2013
	(unaudited)
Accrued payroll	$54,191	$56,435
Accrued pension and employee benefit	59,223	61,598
Accrued office expenses	93,263	20,772
Total	$206,677	$138,805

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - TAXES PAYABLE

Taxes payable consist of the following:

	March 31,	December 31,
	2014	2013
	(unaudited)
Sales tax and sales tax affixation	$9,279	$5,814
Excise taxes	48,445	48,271
Value-added Tax ("VAT")	73,520	14,512
Other taxes	5,529	390
Total taxes payable	$136,773	$68,987

Note 11 - CONCENTRATIONS AND CREDIT RISKS

The Company operates in the PRC and grants credit to its customers in this geographic region based on an evaluation of the customer's financial condition. Although the PRC is economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

Major Customers

The following major customers accounted for approximately 5% or more of the Company’s total sales as summarized in the following:

		For the Three Months Ended March 31,
		2014		2013
		(unaudited)		(unaudited)
Major Customers	Type of Customer	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue
*Shaanxi Dukang Group Co., Ltd.	Distributor	$697,949	49.71%	$498,109	27.40%
*Shaanxi Baishui Dukang Marketing Management Co., Ltd.	Distributor	80,687	5.75%	-	-
Customer A	Distributor	140,544	10.01%	644,233	35.43%
Customer B	Distributor	167,996	11.97%	-	-
Customer C	Distributor	-	-	104,769	5.76%
Total		$1,087,176	77.44%	$1,247,111	68.59%

Major Suppliers

The following major suppliers accounted for approximately 5% or more of the Company’s total purchases as summarized in the following:

		For the Three Months Ended March 31,
		2014		2013
		(unaudited)		(unaudited)
Major Suppliers	Type of Goods	Purchase	Percentage of Total Purchase	Purchase	Percentage of Total Purchase
*Shaanxi Dukang Group Co., Ltd.	Packing materials	60,492	6.85%	157,111	16.03%
Supplier A	Raw materials	161,769	18.32%	122,711	12.52%
Supplier B	Raw materials	-	-	110,185	11.24%
Supplier C	Raw materials	-	-	64,232	6.55%
Supplier D	Packing materials	93,600	10.60%	-	-
Supplier E	Packing materials	153,578	17.39%	-	-
Supplier E	Packing materials	-	-	97,076	9.90%
Supplier F	Packing materials	-	-	82,413	8.41%
Total		$469,439	53.17%	$633,727	64.65%

*	Shaanxi Dukang Group Co., Ltd. and Shaanxi Baishui Dukang Marketing Management Co., Ltd. are related parties of the Company, see the nature of the affiliation relationship in Note 12.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - SALES OF LIQUOR TO RELATED PARTIES

The Company generally sells liquor to liquor distributors. Some of these liquor distributors are our affiliates, which are directly or indirectly, beneficially and in the aggregate, majority-owned and controlled by directors and principal shareholders of the Company. The price will be different if we sell to third parties. The amount sold to these affiliates are as follows:

		For the Three Months Ended
		March 31,
Name of Related Party	Description	2014	2013
		(unaudited)	(unaudited)
Shaanxi Yellow-river Bay Wenquan Lake Park Co., Ltd.,	Non-consolidated,
F/K/A Shaanxi Yellow-river Wetlands Park Co., Ltd.	18% owned subsidiary	$3,594	$-
Shaanxi Zhongke Spaceflight Agriculture
Development Stock Co., Ltd.	Affiliate 1	7,009	-
Shaanxi Baishui Dukang Marketing Management Co., Ltd.	Affiliate 6	80,687	-
Shaanxi Baishui Dukang Commercial and Trade Co., Ltd.	Affiliate 7	70,881	-
Shaanxi Dukang Group Co., Ltd.	Affiliate 2	697,949	498,109
Shaanxi Baishui Shiye Co., Ltd.
(F/K/A Shaanxi Baishui Dukang Trade Co., Ltd.)	Affiliate 3	12,952	-
Total		$873,073	$498,109

We also make purchase, principally packing material, from the related parties, as more fully disclosed in Note 11. In related to sales to and purchase from related-parties, our subsidiaries have accounts receivable, accounts payable, and deferred revenue from related-parties, as disclosed in the following:

Due from related parties

Due from related parties consists of the following:

		March 31,	December 31,
Name of Related Party	Description	2014	2013
		(unaudited)
Shaanxi Yellow-river Bay Wenquan Lake Park Co., Ltd.,	Non-consolidated,
F/K/A Shaanxi Yellow-river Wetlands Park Co., Ltd.	18% owned subsidiary	$37,345	$33,444
Shaanxi Baishui Dukang Liquor Brand Management Co., Ltd.	Affiliate 5	114,439	115,383
Shaanxi Baishui Dukang Marketing Management Co., Ltd.	Affiliate 6	114,605	88,876
Shaanxi Baishui Dukang Commercial and Trade Co., Ltd.	Affiliate 7	134,445	79,306
Shaanxi Zhongke Spaceflight Agriculture
Development Stock Co., Ltd.	Affiliate 1	212,454	206,015
Total		$613,288	$523,024

Due to related parties

Due to related parties consists of the following:

		March 31,	December 31,
Name of Related Party	Description	2014	2013
		(unaudited)
Shaanxi Dukang Group Co., Ltd.	Affiliate 2	$1,186,179	$1,513,574
Shaanxi Baishui Shiye Co., Ltd.
(F/K/A Shaanxi Baishui Dukang Trade Co., Ltd.)	Affiliate 3	88,577	104,051
Shaanxi Mining New Energy Co., Ltd.	Affiliate 4		-
Total		$1,274,756	$1,617,625

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

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - DISCONTINUED OPERATION

On October 30, 2007, Xidenghui executed an agreement with Mr. Zhang Hongjun, a PRC citizen, to establish a joint venture, Shaanxi Baishui Dukang Liquor Brand Management Co., Ltd. ("Brand Management").  Pursuant to the agreement, Xidenghui contributed cash of $95,704 (RMB 700,000), and owns 70% equity interest ownership therein.  Brand Management was subsequently incorporated on November 12, 2007.  Upon the completion of incorporation, Brand Management became a majority-owned subsidiary of the Xidenghui.  Brand Management is principally engaged in the business of managing the franchise of the Baishui Du Kang brand name.

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

The carrying amount of the assets and liabilities of the discontinued operation were as follows:
March 31,
2013
(unaudited)
Assets
Cash	$70,359
Other current assets	30,247
Property and equipment, net	8,726
Assets of discontinued operations	$109,332

Liabilities
Accounts payables and accrued expenses	$110,920
Deferred revenue	1,935,167
Other current liabilities	695,008
Due to related parties	92,327
Liabilities of discontinued operations	$2,833,422

As of March 31, 2013, due to related parites of $4,213,927 and due from related parties $112,310 were intercompany accounts, which were eliminated in the consolidation.

Discontinued operations for the three months ended March 31, 2013 were summarized as follows:

For the Three
Months Ended
March, 31
2013
(unaudited)

Revenue from license fees	156,603
Cost of license fees	$-
Gross profit	156,603
Operating expenses
Selling expenses	30,546
General and administrative expenses	72,862
Total operating expenses	103,408
Income from operations	53,195
Other expenses (income)
Interest income	-
Other expenses	608
Total other expenses (income)	608
Income (loss) before tax	53,803
Income tax	13,451
Net income (loss)	$40,352

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - NONCONTROLLING INTEREST

Balance of Noncontrolling Interest consists of the following:

	Subsidiary and Noncontrolling Interest percentage
	Brand Management 30.00%	Baishui Dukang 49.00% (5)	Xidenghui 16.25% (4)		Total Noncontrolling Interest
Balance @ December 31, 2007	$40,057	$85,189	$-	(1)	$125,246

Noncontrolling Interest income (Loss)	(42,081)	(45,176)	-		(87,258)

Other Comprehensive Income (Loss)-
effects of Foreign Currency Conversion	2,024	5,003	-		7,028

Balance @ December 31, 2008	$-	$45,016	$-		$45,016

Noncontrolling Interest income (Loss)	28,071	(60,287)	(23,661	)(2)	(55,878)

Other Comprehensive Income (Loss)-
effects of Foreign Currency Conversion	15	79	(13)		82

Balance @ December 31, 2009	$28,086	$(15,192)	$(23,674)		$(10,780)

Noncontrolling Interest income (Loss)	173,253	(44,796)	(18,047)		110,410

Other Comprehensive Income (Loss)-
effects of Foreign Currency Conversion	5,332	(1,648)	(1,263)		2,421

Balance @ December 31, 2010	$206,671	$(61,636)	$(42,984)		$102,051

Debt Conversion	-	218,865	4,644,728		4,863,593

Noncontrolling Interest income (Loss)	130,183	(29,866)	27,494		127,810

Other Comprehensive Income (Loss)-
effects of Foreign Currency Conversion	2,225	(509)	2,809		4,526

Balance @ December 31, 2011	$339,079	$126,854	$4,632,047		$5,097,980

Reverse of Debt Conversion	-	-	(99,603)		(99,603)

Noncontrolling Interest income (Loss)	29,308	(32,815)	(0)		(3,507)

Other Comprehensive Income (Loss)-
effects of Foreign Currency Conversion	17	(20)	-		(3)

Balance @ December 31, 2012	$368,404	$94,019	$4,532,444		$4,994,867

Registered capital contribution from
noncontrolling interest of Baishui Dukang	-	5,861,350	-		5,861,350

Disposal of Brand Management	(395,794)	-	-		(395,794)

Noncontrolling Interest income (Loss)	(27,390)	49,268	21,178		43,056

Other Comprehensive Income (Loss)-
effects of Foreign Currency Conversion	54,780	678	291		55,749

Balance @ December 31, 2013	$-	$6,005,315	$4,553,913		$10,559,228

Noncontrolling Interest income (Loss)	-	44,605	28,894		73,499

Other Comprehensive Income (Loss)-
effects of Foreign Currency Conversion	-	(0)	0		(0)

Balance @ March 31, 2014 (unaudited)	$-	$6,049,920	$4,582,807		$10,632,727

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - NONCONTROLLING INTEREST (continued)

Noncontrolling interest income consists of the following:

	For the Three Months Ended March 31, 2014
	(unaudited)
Name of Subsidiary	Brand Management		Baishui Dukang		Xidenghui		Parent/Holding Company
	Total Income	Noncontrolling Interest Income	Total Income	Noncontrolling Interest Income	Total Income	Noncontrolling Interest Income	Total Income		Noncontrolling Interest Income
	100%	30%	100%	49.00%(5)	100%	16.25%(4)

Net Income (Loss)	$-	$-	$91,031	$44,605	$131,382	$21,350	$2		$-

Income (Loss) from subsidiary
(equity method)	-	-	-	-	46,426	7,544	148,914		73,499

Total Income (Loss)	-	-	91,031	44,605	177,808	28,894	148,916		73,499

Less: Income (Loss) attributable to
noncontrolling interest	-	-	(44,605)	-	(28,894	-	-		-

Income (Loss) attributable to Majority	$-		$46,426		$148,914		$148,916	(3)
Income (Loss) attributable to
noncontrolling interest		$-		$44,605		$28,894			$73,499

	For the Three Months Ended March 31, 2013
	(unaudited)
Name of Subsidiary	Brand Management		Baishui Dukang		Xidenghui		Parent/Holding Company
	Total Income	Noncontrolling Interest Income	Total Income	Noncontrolling Interest Income	Total Income	Noncontrolling Interest Income	Total Income		Noncontrolling Interest Income
	100%	30%	100%	9.49%	100%	16.25%(4)

Net Income (Loss)	$40,352	$12,106	$(96,992)	$(9,205)	$468,428	$76,120	$(42,996)		$-

Income (Loss) from subsidiary
(equity method)	-	-	-	-	(59,541)	(9,675)	366,153		45,635

Total Income (Loss)	40,352	12,106	(96,992)	(9,205)	408,887	66,444	323,157		45,635

Adjustments to noncontrolling interest to absorb prior accumulated deficit	-	-	-	-	-	(23,710)	-		-

Less: Income (Loss) attributable to
noncontrolling interest	(12,106)	-	9,205	-	(66,444)	-	-		-

Income (Loss) attributable to Majority	$28,246		$(87,788)		$342,443		$323,157	(3)
Income (Loss) attributable to
noncontrolling interest		$12,106		$(9,205)		$42,734			$45,635
______________________
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

Note 15 - COMMITMENTS AND CONTINGENCIES

Contingent Liability from Prior Operation

Prior to the merger with Hong Kong Merit Enterprise Limited on February 11, 2008, the Company had not been active since discontinuing its financial service operations by December 31, 2007. Management believes that there are no valid outstanding liabilities from prior operations. If a creditor were to come forward and claim a liability, the Company has committed to contest such claim to the fullest extent of the law. No amount has been accrued in the financial statements for this contingent liability.

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

Note 15 - COMMITMENTS AND CONTINGENCIES (continued)

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

Note 15 - COMMITMENTS AND CONTINGENCIES (continued)

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

Note 16 - CONDENSED PARENT COMPANY FINANCIAL INFORMATION

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

CHINA DU KANG CO., LTD.
CONDENSED PARENT COMPANY BALANCE SHEETS
(Dollars in Thousands)

	March 31,	December 31,
	2014	2013
	(unaudited)
ASSETS
Investment in subsidiaries, at equity in net assets	5,187	5,169
Total Assets	$5,187	$5,169

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities	-	-

Commitments and Contingencies	-	-

Shareholders' Equity:
Preferred stock, par value $0.001, 5,000,000 shares authorized;
no shares issued and outstanding as of
March 31, 2014 and December 31, 2013	-	-
Common stock, par value $0.001, 250,000,000 shares authorized;
100,113,791 shares issued and outstanding as of
March 31, 2014 and December 31, 2013	100	100
Additional paid-in capital	26,593	26,593
Accumulated deficit	(20,939)	(21,088)
Accumulated other comprehensive income	(567)	(436)
Total Shareholders' equity (deficit)	$5,187	$5,169

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - CONDENSED PARENT COMPANY FINANCIAL INFORMATION (continued)

CHINA DU KANG CO., LTD.
CONDENSED PARENT COMPANY STATEMENT OF OPERATIONS
(Dollars in Thousands)

	For the Three Months Ended
	March 31,
	2014	2013
	(unaudited)	(unaudited)
Operating Expenses	$-	$-

Equity in undistributed income of subsidiaries	222	369
Net Income	$222	$369

CHINA DU KANG CO., LTD.
CONDENSED PARENT COMPANY STATEMENT OF CASH FLOWS
(Dollars in Thousands)

	For the Three Months Ended
	March 31,
	2014	2013
	(unaudited)	(unaudited)
Cash Flows from Operating Activities
Net income	$222	$369
Adjustments to reconcile net income (loss)
provided by cash flows from operations
Equity in undistributed income of subsidiaries	(222)	(369)
Net cash provided by operating activities	-	-

Increase (decrease) in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

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

GENERAL BUSINESS

The Company and its subsidiaries principally engage in the business of production and distribution of distilled spirits (liquor) with a brand name of “Baishui Du Kang” of the “Baishui Du Kang” brand name in China, PRC.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

Revenue

Total revenues for the three months ended March 31, 2014 were $1,403,985 as compared to $1,818,199 for the same period of 2013, representing a decrease of 22.8%.

Sales of liquor to related party distributors were $873,073 or approximately 62.2% of total liquor sales for the three months ended March 31, 2014; and $498,109 or 27.4% of total liquor sales for the three months ended March 31, 2013, respectively.

The Company increased its sales of liquor to various new related party distributors where the sales price of the products are at a lower selling price, as a result, the sales revenue decreased for the three months ended March 31, 2014 when compared to the same period in March 31, 2013.

Cost of Goods and Gross Margin

The overall gross margin for the three months ended March 31, 2014 was 31.7% as compared to 47.7% for the comparable period of 2013.

The decrease in gross margin on sales of liquor resulted from an increase of sales to related third party customers. The sales to related party distributors has significantly affected the overall gross margin on sales of liquor. Historically, the Company had sold its liquor products to related party distributors at deep discount prices.

Operating Expenses

Expenses from operations totaled $290,253 and $434,491 for the three months ended March 31, 2014 and 2013, respectively.

Selling expenses were $91,996 for the three months ended March 31, 2014 as compared to $245,788 for the same period in 2013. Selling expenses decreased $153,792 or 62.6% as a result of significant decrease in promotion expenses that provide discounts to third party distributors.

General and administrative expenses were $198,257 for the three months ended March 31, 2014 compared to $188,703 for the corresponding period in 2013. The $9,554 or approximately 5.1% increase in general and administrative expenses between periods was primarily the result of increased depreciation and amortization expenses with an offset  by decreased office expense and bad debt expenses.

Other Income and Expenses

The Company has incurred total interest expense net of $11,914 and $9,798 for the three months ended March 31, 2014 and 2013, respectively. The increase in interest expense of $2,119 was due to interest expenses on capital leases acquired by the Company. The Company also received government subsidy of $57,191 for the three months ended March 31, 2014.

Income Tax Expense

The Company did not incur any income tax expense for the three months ended March 31, 2014 and 2013.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash used in operating activities of continued operations was $280,932 for the three months ended March 31, 2014 compared to net cash used in operating activities of continued operations of $37,359 for the corresponding period in 2013.

The Company experienced a net income of $59,663 for the three months ended March 31, 2014 as compared to net income of $328,437 for the same period of 2013. Adjustments to reconcile the net loss to cash provided by operating activities included depreciation and amortization of $176,546 for the three months ended March 31, 2014 as compared to $100,318 for the corresponding period in 2013. The Company also had to reserve obsolete inventory of $62,919 for the three months ended March 31, 2014.

The Company had paid down $159,285 of its account payables and reduced its deferred revenue of $535,740. The Company has increase its accounts receivables by $98,715 and prepaid expenses of $81,129 for the three months ended March 31, 2014.

Investing Activities

Net cash used in investing activities of continued operations was $43,205 for the three months ended March 31, 2014 compared to net cash used in investing activities of continued operations of $137,434 for the corresponding period in 2013. The cash was primarily attributed to acquisition of new machinery and equipment.

Financing Activities

Net cash used in financing activities of continued operations were $14,022 and $17,978 for the three months ended March 31, 2014 and 2013 respectively. Net cash used in financing activities of continued operations resulted from payment of capital lease principal.

Cash at March 31, 2014 and December 31, 2013 was $230,480 and $573,546, respectively. The Company had working capital of $5,683,475 at March 31, 2014 as compared to $5,401,426 at December 31, 2013.

The related parties include affiliates and individuals. Affiliates are companies which are directly or indirectly, beneficially and in the aggregate, majority-owned and controlled by directors, officers, and principal shareholders of the Company. Individuals include our officers, shareholders, and prior directors of subsidiaries.

Our liquidity is dependent upon the continuation of and expansion of our operations, receipt of revenues and additional infusions of capital provided by equity and debt financing. Management believes that the current program of sales through distributorship agreements will improve throughout 2014 and that margins overall will continue to improve as well. Demand for our products is dependent on market acceptance of our liquor, conditions in the liquor and general beverage markets, and general economic conditions. All of our products are currently sold in the People’s Republic of China and are heavily dependent on the economy, exchange rates, and consumption habits within the People’s Republic of China. Many of these factors are cyclical and beyond the control of management.

Access to short and long term sources of cash is important to the continuation of our research and development and our operations. Our ability to operate is limited by our financial capacity to obtain cash and additional lines of credit in the future.

Related Parties Transactions

The Company has generated sales revenues from related parties in the amount of $873,073 and $498,109 for the three months ended March 31, 2014 and 2013, respectively.

The Company has outstanding accounts receivables from related parties in the amount of $613,288 and $523,024 at March 31, 2014 and December 31, 2013, respectively.

The Company has outstanding deferred revenues related to related parties in the amount of $1,274,756 and $1,617,625 at March 31, 2014 and December 31, 2013, respectively.

Critical Accounting Policies

Information regarding significant accounting standards is included in Note 3 to the accompanying Consolidated Financial Statements.

Off-Balance Sheet Arrangements

As of March 31, 2014, the Company did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2014.

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

PART II

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer

32.2	Section 1350 Certifications of Chief Financial Officer

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
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

CHINA DU KANG CO., LTD.
(Registrant)

Date: July 29, 2014	By:	/s/ Wang Yong Sheng
Wang Yong Sheng,
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 29, 2014	By:	/s/ Liu Su Ying
Liu Su Ying,
Chief Financial Officer
(Principal Accounting Officer)