Form 10-Q
period 2014-06-30
CHINA DU KANG CO. LTD.
filed 2014-08-28
CIK 1472635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: August 22, 2014: 100,113,791 shares of common stock.

China Du Kang Co., Ltd.
FORM 10-Q

ITEM 1. FINANCIAL INFORMATION

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$274,727	$573,546
Notes receivable	9,744	32,712
Accounts receivable (Note 4)	626,401	527,521
Others receivable	64,725	30,581
Prepaid expenses (Note 5)	638,416	470,409
Inventories (Note 6)	8,326,250	8,385,490
Total current assets	9,940,263	10,020,259

Property, Plant and Equipment, net (Note 7)	6,809,201	7,023,716
Intangible assets, net (Note 8)	1,944,033	1,978,981
Long-term investment	1,999,350	2,013,641

Total Assets	$20,692,847	$21,036,597

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,171,654	$2,290,540
Accrued expenses (Note 9)	320,504	138,805
Others payable	202,802	96,494
Taxes payable (Note 10)	132,327	68,987
Deferred revenue (Note 11)	1,308,060	1,915,169
Security deposit	41,970	31,946
Lease liability-current	72,514	76,892
Total Current Liabilities	4,249,831	4,618,833

Long-term Liabilities:
Lease liability-long-term	636,094	689,677
Total Long-term Liabilities	636,094	689,677
Total Liabilities	4,885,925	5,308,510

Commitments and Contingencies (Note 16)	-	-

Shareholders' Equity:
China Du Kang Co., Ltd. Shareholders' Equity
Preferred stock, par value $0.001, 5,000,000 shares authorized; no shares issued and outstanding as of June 30, 2014 and December 31, 2013	-	-
Common stock, par value $0.001, 250,000,000 shares authorized; 100,113,791 shares issued and outstanding as of June 30, 2014 and December 31, 2013	100,114	100,114
Additional paid-in capital	26,593,393	26,593,393
Accumulated deficit	(20,997,947)	(21,088,318)
Accumulated other comprehensive income	(548,586)	(436,437)
Total China Du Kang Co., Ltd. Shareholders' equity (deficit)	5,146,974	5,168,752
Noncontrolling Interest	10,659,948	10,559,335
Total Equity (Deficit)	15,806,922	15,728,087
Total Liabilities and Equity (Deficit)	$20,692,847	$21,036,597

See Notes to Consolidated Financial Statements.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
Sales of Liquor	$989,760	$567,528	$2,393,745	$2,385,727
Costs of Liquor Sold	820,499	378,696	1,779,625	1,329,588
Gross Profit	169,261	188,832	614,120	1,056,139

Operating Expenses

Selling Expenses
Advertising expenses	2,125	34,100	24,846	77,078
Promotion expenses	6,548	30,047	11,775	179,104
Office expenses	881	6,451	6,454	6,451
Sales commission	38,556	32,485	79,625	71,592
Travel and entertainment	20,100	22,103	37,506	36,749
Total Selling Expenses	68,210	125,186	160,206	370,974

General and Administrative Expenses
Payroll	57,040	42,672	102,200	92,266
Employee benefit and pension	6,467	3,978	11,869	13,753
Depreciation and amortization expenses	24,184	30,611	122,448	60,768
Office expenses	22,632	(15,960)	60,757	40,326
Vehicle expenses	3,544	7,573	8,221	14,473
Bad debt expenses	-	152	-	25,191
Travel and entertainment	801	3,522	7,270	13,305
Other general and administrative expenses	676	1,038	836	2,207
Total General and Administrative Expenses	115,344	73,586	313,601	262,289

Total Operating Expenses	183,554	198,772	473,807	633,263

Income from Operations	(14,293)	(9,940)	140,313	422,876

Other Income (Expenses)
Interest income	248	188	732	523
Interest Expenses-capital lease	(12,315)	(10,257)	(24,716)	(20,390)
Governmental subsidy	-	-	56,993	-
Other income (expense)	(5,076)	(10,592)	17,662	(105,173)
Total Other Income (Expenses)	(17,143)	(20,661)	50,671	(125,040)

Net Income (loss) for continuing operations	(31,436)	(30,601)	190,984	297,836

Provision for Income Tax	-	-	-	-

Net Income (Loss) before discontinued operations	(31,436)	(30,601)	190,984	297,836

Discontinued Operations
Income (loss) from operations of discontinued	-	(42,033)	-	11,770
Income tax benefit (expense)	-	10,509	-	(2,942)
Net income (loss) from discontinued operations	-	(31,524)	-	8,828

Net Income (Loss)	(31,436)	(62,125)	190,984	306,664

Less: Net loss (income) attributable to noncontrolling interest	(27,114)	30,090	(100,613)	(15,545)

Net Income (Loss) attributable to China Du Kang Co., Ltd.	$(58,550)	$(32,035)	$90,371	$291,119

Basic and Fully Diluted Income (Loss) per Share	$(0.00)	$(0.00)	$0.00	$0.00

Weighted average shares outstanding	100,113,791	100,113,791	100,113,791	100,113,791

See Notes to Consolidated Financial Statements.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net Income (loss)	$(31,436)	$(62,125)	$190,984	$306,664
Other comprehensive income (loss), net of tax:
Effects of foreign currency conversion	18,073	184,294	(112,149)	241,498
Total other comprehensive income (loss), net of tax	18,073	184,294	(112,149)	241,498
Comprehensive income (loss)	(13,363)	122,169	78,835	548,162
Comprehensive (income) loss attributable to the noncontrolling interest	(27,114)	30,023	(100,613)	(15,624)
Comprehensive income (loss) attributable to China Du Kang Co., Ltd.	$(40,477)	$152,192	$(21,778)	$532,538

See Notes to Consolidated Financial Statements.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2014	2013
	(unaudited)	(unaudited)
Cash Flows from Operating Activities

Net income including non-controlling interest	$190,984	$306,664
Adjustments to reconcile net income including non-controlling interest to net cash provided (used) by operating activities:
Loss (income) from discontinued operations	-	(8,828)
Depreciation	260,081	188,447
Amortization	20,960	21,243
Bad debt expense	-	25,191
Obsolete inventory write-down	48,523	44,414
Changes in operating assets and liabilities:
(Increase)/Decrease in notes receivable	22,797	-
(Increase)/Decrease in accounts receivable	(102,901)	96,728
(Increase)/Decrease in others receivable	(34,454)	(22,785)
(Increase)/Decrease in prepaid expenses	(171,809)	(198,600)
(Increase)/Decrease in inventories	(48,794)	(1,183,698)
Increase/(Decrease) in accounts payable	(102,908)	894,374
Increase/(Decrease) in accrued expenses	183,178	101,136
Increase/(Decrease) in other payable	107,282	28,819
Increase/(Decrease) in taxes payable	64,002	(20,793)
Increase/(Decrease) in deferred revenue	(595,122)	(532,316)
Increase/(Decrease) in security deposit	10,278	-
Increase/(Decrease) in capital lease interest payable	(24,716)	(20,390)
Net cash provided (used) by operating activities of continued operations	(172,619)	(280,394)
Net cash provided (used) by operating activities of discontinued operations	-	(134,670)
Net cash provided (used) by operating activities	(172,619)	(415,064)

Cash Flows from Investing Activities

Purchase of fixed assets	(43,055)	(138,176)
Net cash provided (used) by investing activities of continued operations	(43,055)	(138,176)
Net cash provided (used) by investing activities of discontinued operations	-	(1,584)
Net cash provided (used) by investing activities	(43,055)	(139,760)

Cash Flows from Financing Activities

Repayments to related parties	-	-
Repayment for a capital lease principal	(27,947)	(36,171)
Net cash provided (used) by financing activities of continued operations	(27,947)	(36,171)
Net cash provided (used) by financing activities of discontinued operations	-	-
Net cash provided (used) by financing activities	(27,947)	(36,171)

Increase (decrease) in cash	(243,621)	(590,995)
Effects of exchange rates on cash	(55,198)	(9,165)
Cash at beginning of period	573,546	681,702
Cash at end of period	274,727	81,542
Less: Cash at end of period-discontinued operations	-	21,610
Cash at end of period-continuing operations	$274,727	$59,932
	-
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$24,716	$20,390
Income tax	$-	$284

See Notes to Consolidated Financial Statements

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1-	ORGANIZATION AND BUSINESS BACKGROUND

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

Huitong was formed for the purpose of seeking and consummating a merger or acquisition with a business entity organized as a private corporation, partnership, or sole proprietorship. On December 26, 2007, Huitong executed an acquisition agreement with shareholders of Shaanxi Xidenghui Technology Stock Co., Ltd. ("Xidenghui"), whereby Huitong agreed to acquire 98.24% of the equity ownership of Xidenghui from the shareholders. Subsequent to completion of the acquisition agreement, Xidenghui became a majority-owned subsidiary of Huitong. On October 1, 2011, some related parties converted their debt into the registered capital of Xidenghui, and accordingly, Huitong's equity ownership interest in Xidenghui receded from 98.24% to 83.75%.

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

On December 10, 2013, Xidenghui transferred its 70% equity ownership interest in Brand Management to Mr. Zhang, Hongjun for $114,506 (RMB 700,000), and accordingly, Brand Management is no longer an subsidiary of Xidenghui. Since this disposal is a transaction between entities under common control, the Company recorded the transaction on the historical carrying values. No gain or loss is recognized for the disposal.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1-	ORGANIZATION AND BUSINESS BACKGROUND (continued)

Before the disposal of Brand Management, the Company derived license fees from liquor manufactures and liquor stores

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

The restructuring of Xidenghui in the fourth quarter 2013 was subject to the local government's approval, which was subsequently obtained in the early 2014. Also, because the restructuring is a transaction between entities under common control, the Company recorded the restructuring on the historical carrying values. No gain or loss is recognized for the restructuring.

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

The accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the three and six months ended June 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

Period Covered	Balance Sheet Date Rates	Average Rates

Six Months ended June 30, 2014	6.15770	6.14110
Six Months ended June 30, 2013	6.18820	6.24794
Year ended December 31, 2013	6.11400	6.19817
Year ended December 31, 2012	6.31610	6.31984

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

The Company owns the right to use two pieces of land, approximately 2.4 acres and 7.8 acres, located in Weinan City, Shaanxi Province for through March 2055 and May 2059, respectively. The costs of these land use rights are amortized over their prospective beneficial period, using the straight-line method with no residual value.

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

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with the FASB ASC 720-35, “Advertising Costs." The advertising costs were $24,846, and $77,078 for the six months ended June 30, 2014 and 2013, respectively.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3-	SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and Development Costs

Research and development costs relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed when incurred in accordance with the FASB ASC 730, "Research and Development". Research and development costs were immaterial for the six months ended June 30, 2014 and 2013, respectively.

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

Pension and Employee Benefits

Full time employees of the PRC entities participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Company to accrue for these benefits based on certain percentages of the employees' salaries. The Management believes full time employees who have passed the probation period are entitled to such benefits. The total provisions for such employee benefits were $11,869 and $13,753 for the six months ended June 30, 2014 and 2013, respectively.

Government Subsidies

The Company records government grants as current liabilities upon reception. A government subsidy revenue is recognized only when there is reasonable assurance that the Company has complied with all conditions attached to the grant. The Company recognized government subsidy of $56,993 and $0 for the six months ended June 30, 2014 and 2013, respectively.

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

Since the Company has been accumulating deficit no contribution has been made to the statutory surplus reserve fund and statutory public welfare reserve fund to date. The company will be required to make contributions to the statutory surplus reserve fund and statutory public welfare reserve fund upon the achievement of positive retained earnings, which means elimination of accumulated deficit and making further positive net income.

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

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with FASB ASC 260, “Earnings Per Share,” which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no potentially dilutive securities outstanding (options and warrants) for the six months ended June 30, 2014 and 2013, respectively.

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

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued guidance that changes the criteria for reporting a discontinued operation. According to the new guidance, only disposals of a component that represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results is a discontinued operation. The new guidance also requires expanded disclosures about discontinued operations and disposals of a significant part of an entity that does not qualify for discontinued operations reporting. The guidance is effective beginning January 1, 2015 with early adoption permitted, but only for disposals (or classifications as held for sale) that have not been reported in previously-issued financial statements. The Company does not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

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

In March 2013, the FASB issued guidance on when foreign currency translation adjustments should be released to net income. When a parent entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity, the parent is required to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The guidance is effective prospectively beginning January 1, 2014. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations, and cash flows.

The Company believes that there were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4-	ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

		June 30,	December 31,
		2014	2013
		(unaudited)

	Accounts receivable	$14,520	$4,497
*	Accounts receivable-related party	611,881	523,024
	Accounts receivable, net	$626,401	$527,521

Bad debt expense charged to operations was $0 and $25,191 for the six months ended June 30, 2014 and 2013, respectively.

*Refer to Note 13 - Sales of Liquor to Related Party for accounts receivable of related party.

Note 5-	PREPAID EXPENSES

Prepaid expenses consist of the following:

	June 30,	December 31,
	2014	2013
	(unaudited)

Machinery and parts	$90,871	$81,912
Raw materials and supplies	18,432	89,136
Packing and supply materials	439,103	216,795
Advance to construction project	49,572	41,748
Taxes	18,829	39,952
Office expenses	21,609	866
Total	$638,416	$470,409

Note 6-	INVENTORIES

Inventories consist of following:

	June 30,	December 31,
	2014	2013
	(unaudited)

Finished goods	$3,787,817	$3,755,958
Work-in-progress	3,398,202	3,451,217
Raw materials and supplies	220,664	278,595
Supplies and packing materials	919,567	899,720
Total	$8,326,250	$8,385,490

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7-	PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment:

	June 30,	December 31,
	2014	2013
	(unaudited)

Building and warehouses	$5,846,538	$5,888,332
Machinery and equipment	2,390,921	2,407,299
Office equipment and furniture	268,560	269,815
Motor vehicles	406,169	395,373
Leased assets	2,831,256	2,800,301
Total	11,743,444	11,761,120
Less: Accumulated depreciation	(5,586,742)	(5,368,472)
	6,156,702	6,392,648
Add: Construction in progress	652,499	631,068
Total property, plant and equipment, net	$6,809,201	$7,023,716

Depreciation expense charged to operations was $260,081 and $188,447 for the six months ended June 30, 2014 and 2013, respectively. Depreciation expense with respect to production equipment that was charged to cost of sales was $158,593 and $148,922 for the six months ended June 30, 2014 and 2013, respectively. The remainder, depreciation expense attributable to equipment used in administration, was $101,488 and $35,525 for the six months ended June 30, 2014 and 2013, respectively, and was included in general and administration expenses.

Note 8-	INTANGIBLE ASSETS

The following is a summary of intangible assets, less amortization:

	June 30,	December 31,
	2014	2013
	(unaudited)

Land use right	$2,090,358	$2,105,299
Trade Mark of "Xidenghui"	73,079	73,602
Trade Mark of "Baishui Du Kang"	26,796	26,987
Total intangible assets	2,190,233	2,205,888
Less: Accumulated amortization	(246,200)	(226,907)
Total intangible assets, net	$1,944,033	$1,978,981

Amortization expense charged to operations was $20,960 and $21,243 for the six months ended June 30, 2014 and 2013, respectively.

Note 9-	ACCRUED EXPENSE

Accrued expenses consist of the following:

	June 30,	December 31,
	2014	2013
	(unaudited)

Accrued payroll	$88,588	$56,435
Accrued pension and employee benefit	188,610	61,598
Accrued office expenses	43,306	20,772
Total	$320,504	$138,805

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10-	TAXES PAYABLE

Taxes payable consist of the following:

	June 30,	December 31,
	2014	2013
	(unaudited)
Sales tax and sales tax affixation	$-	$5,814
Excise taxes	42,393	48,271
Value-added Tax ("VAT")	89,670	14,512
Other taxes	264	390
Total taxes payable	$132,327	$68,987

Note 11-	DEFERRED REVENUE

Deferred revenue consist of the following:

		June 30,	December 31,
		2014	2013
		(unaudited)
	Deferred revenue	$134,044	$297,544
*	Deferred revenue-related party	1,174,016	1,617,625
	Total	$1,308,060	$1,915,169

*Refer to Note 13 - Sales of Liquor to Related Party for deferred revenues of related party.

Note 12-	CONCENTRATIONS AND CREDIT RISKS

The Company operates in the PRC and grants credit to its customers in this geographic region based on an evaluation of the customer's financial condition. Although the PRC is economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

Major Customers

The following major customers accounted for approximately 5% or more of the Company’s total sales as summarized in the following:

			For the Six Months Ended June 30,
			2014		2013
			(unaudited)		(unaudited)
	Major	Type of		Percentage of		Percentage of
	Customers	Customer	Revenue	Total Revenue	Revenue	Total Revenue
*	Shaanxi Dukang Group Co., Ltd.	Distributor	$1,213,737	50.70%	$812,471	34.06%
	Customer A	Distributor	147,907	6.18%	759,438	31.83%
	Customer B	Distributor	305,770	12.77%	-	-
	Total		$1,667,415	69.66%	$1,571,909	65.89%

Major Suppliers

The following major suppliers accounted for approximately 5% or more of the Company’s total purchases as summarized in the following:

			For the Six Months Ended June 30,
			2014		2013
			(unaudited)		(unaudited)
	Major	Type of		Percentage of		Percentage of
	Suppliers	Goods	Purchase	Total Purchase	Purchase	Total Purchase
*	Shaanxi Dukang Group Co., Ltd.	Packing materials	187,338	9.02%	194,518	11.91%
	Supplier A	Packing materials	24,719	1.19%	97,664	5.98%
	Supplier B	Packing materials	82,785	3.98%	119,452	7.32%
	Supplier C	Packing materials	280,723	13.51%	-	-
	Supplier D	Raw materials	268,682	12.93%	124,121	7.60%
	Supplier E	Raw materials	-	-	110,185	6.79%
	Total		$844,246	40.64%	$645,940	39.60%

*Shaanxi Dukang Group Co., Ltd. is a related party of the Company, see the nature of the affiliation relationship in Note 13.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13-	SALES OF LIQUOR TO RELATED PARTIES

The Company generally sells liquor to liquor distributors. Some of these liquor distributors are our affiliates, which are directly or indirectly, beneficially and in the aggregate, majority-owned and controlled by directors and principal shareholders of the Company. The price will be different if we sell to third parties. The amount sold to these affiliates are as follows:

		For the Three Months Ended
		June 30,
Name of Related Party	Description	2014	2013
		(unaudited)	(unaudited)

Shaanxi Yellow-river Bay Wenquan Lake Park Co., Ltd.,	Non-consolidated,
F/K/A Shaanxi Yellow-river Wetlands Park Co., Ltd.	18% owned subsidiary	$4,396	$-
Shaanxi Zhongke Spaceflight Agriculture
Development Stock Co., Ltd.	Affiliate 1	8,598	-
Shaanxi Baishui Dukang Marketing Management Co., Ltd.	Affiliate 6	94,956	-
Shaanxi Baishui Dukang Commercial and Trade Co., Ltd.	Affiliate 7	60,716	-
Shaanxi Dukang Group Co., Ltd.	Affiliate 2	1,213,737	498,109
Shaanxi Baishui Dukang Spirits Industry Development Co., Ltd.	Affiliate 4	22,773
Shaanxi Baishui Shiye Co., Ltd.
(F/K/A Shaanxi Baishui Dukang Trade Co., Ltd.)	Affiliate 3	21,617	-
Total		$1,426,792	$498,109

We also make purchase, principally packing material, from the related parties, as more fully disclosed in Note 11. In related to sales to and purchase from related-parties, our subsidiaries have accounts receivable, accounts payable, and deferred revenue from related-parties, as disclosed in the following:

Due from related parties

Due from related parties consists of the following:

		June 30,	December 31,
Name of Related Party	Description	2014	2013
		(unaudited)

Shaanxi Yellow-river Bay Wenquan Lake Park Co., Ltd.,	Non-consolidated,
F/K/A Shaanxi Yellow-river Wetlands Park Co., Ltd.	18% owned subsidiary	$37,386	$33,444
Shaanxi Baishui Dukang Liquor Brand Management Co., Ltd.	Affiliate 5	114,564	115,383
Shaanxi Baishui Dukang Marketing Management Co., Ltd.	Affiliate 6	114,730	88,876
Shaanxi Baishui Dukang Commercial and Trade Co., Ltd.	Affiliate 7	132,516	79,306
Shaanxi Zhongke Spaceflight Agriculture
Development Stock Co., Ltd.	Affiliate 1	212,685	206,015
Total		$611,881	$523,024

Due to related parties

Due to related parties consists of the following:

		June 30,	December 31,
Name of Related Party	Description	2014	2013
		(unaudited)
Shaanxi Dukang Group Co., Ltd.	Affiliate 2	$1,070,693	$1,513,574
Shaanxi Baishui Shiye Co., Ltd.
(F/K/A Shaanxi Baishui Dukang Trade Co., Ltd.)	Affiliate 3	103,323	104,051
Total		$1,174,016	$1,617,625

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

Affiliate 4--This company is wholly owned and controlled by the Company's sole director's siblings.

Affiliate 5--Former subsidiary, The CEO of the Company is the sole director of Shaanxi Baishui Dukang Liquor Brand Management Co., Ltd. and has significant influence on the operations therein.

Affiliate 6--This company is wholly owned and controlled by the Company's sole director's siblings.

Affiliate 7--The CEO of the Company is the sole director of Shaanxi Baishui Dukang Commercial and Trade Co., Ltd. and has significant influence on the operations therein.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14-	DISCONTINUED OPERATION

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

The carrying amount of the assets and liabilities of the discontinued operation were as follows:

June 30, 2013
(unaudited)
Assets
Cash	$21,610
Other current assets	6,402
Property and equipment, net	8,045
Assets of discontinued operations	$36,057

Liabilities
Accounts payables and accrued expenses	$91,947
Deferred revenue	1,878,860
Other current liabilities	679,926
Due to related parties	93,727
Liabilities of discontinued operations	$2,744,460

As of June 30, 2013, due to related parites of $4,188,650 and due from related parties $113,999 were intercompany accounts, which were eliminated in the consolidation.

Discontinued operations for the six months ended June 30, 2013 were summarized as follows:

For the Six Months Ended
June 30, 2013
(unaudited)

Revenue from license fees	214,901
Cost of license Fess	$-
Gross profit	214,901
Operating expenses
Selling expenses	60,493
General and administrative expenses	143,264
Total operating expenses	203,757
Income from operations	11,144
Other expenses (income)
Interest income	-
Other expenses	626
Total other expenses (income)	626
Income (loss) before tax	11,770
Income tax	2,942
Net income (loss)	$8,828

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15-	NONCONTROLLING INTEREST

Balance of Noncontrolling Interest consists of the following:

	Subsidiary and Noncontrolling Interest percentage
	Brand Management 30.00%	Baishui Dukang 49.00%	(5)	Xidenghui 16.25%	(4)	Total Noncontrolling Interest

Balance @ December 31, 2013	$-	$6,005,315		$4,554,020		$10,559,335

Noncontrolling Interest income (Loss)	-	83,070		17,543		100,613

Other Comprehensive Income (Loss)-
effects of Foreign Currency Conversion	-	(0)		0		(0)

Balance @ June 30, 2014 (unaudited)	$-	$6,088,385		$4,571,563		$10,659,948

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15-	NONCONTROLLING INTEREST (continued)

Noncontrolling interest income consists of the following:

	For the Six Months Ended June 30, 2014
	(unaudited)
Name of Subsidiary	Brand Management		Baishui Dukang			Xidenghui			Parent/Holding Company
	Total Income	Noncontrolling Interest Income	Total Income	Noncontrolling Interest Income		Total Income	Noncontrolling Interest Income		Total		Noncontrolling Interest
	100%	30%	100%	49.00%	(5)	100%	16.25%	(4)	Income		Income

Net Income (Loss)	$-	$-	$169,531	$83,070		$21,493	$3,493		$(44)		$-

Income (Loss) from subsidiary
(equity method)	-	-	-	-		86,461	14,050		90,411		100,613

Total Income (Loss)	-	-	169,531	83,070		107,954	17,543		90,367		100,613

Less: Income (Loss) attributable to
noncontrolling interest	-	-	(83,070)	-		(17,543)	-		-		-

Income (Loss) attributable to Majority	$-		$86,461			$90,411			$90,367	(3)

Income (Loss) attributable to
noncontrolling interest		$-		$83,070			$17,543				$100,613

	For the Six Months Ended June 30, 2013
	(unaudited)
Name of Subsidiary	Brand Management		Baishui Dukang		Xidenghui		Parent/Holding Company
	Total Income	Noncontrolling Interest Income	Total Income	Noncontrolling Interest Income	Total Income	Noncontrolling Interest Income	Total		Noncontrolling Interest
	100%	30%	100%	9.49%	100%	16.25% (4)	Income		Income

Net Income (Loss)	$8,827	$2,648	$(159,920)	$(15,176)	$458,119	$74,444	$(364)		$-

Income (Loss) from subsidiary
(equity method)	-	-	-	-	(138,565)	(22,517)	291,480		15,545

Total Income (Loss)	8,827	2,648	(159,920)	(15,176)	319,554	51,927	291,116		15,545

Adjustments to noncontrolling interest
to absorb prior accumulated deficit	-	-	-	-	-	(23,854)	-		-

Less: Income (Loss) attributable to
noncontrolling interest	(2,648)	-	15,176	-	(51,927)	-	-		-

Income (Loss) attributable to Majority	$6,179		$(144,744)		$267,626		$291,116	(3)

Income (Loss) attributable to
noncontrolling interest		$2,648		$(15,176)		$28,073			$15,545

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

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16-	COMMITMENTS AND CONTINGENCIES

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

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16-	COMMITMENTS AND CONTINGENCIES (continued)

Lease (continued)

Estimated Pension and Unemployment Insurance Expenses

Year	Pension Insurance Expense					Unemployment Insurance Expense					Total		Present Value as of December 31, 2013 (the incremental interest rate is 8%)
	Province average salary (RMB)	Annual increase rate	Percentage	No. of employees	Estimated pension insurance expense (RMB)	City average salary (RMB)	Annual increase rate	Percentage	No. of employees	Estimated pension insurance expense	USD$1.00=RMB¥6.15140 @12/31/2013
											(RMB)	(USD)	(RMB)	(USD)
2014	16,125	4%	20%	268	864,312	12,846	4%	2.50%	268	86,065	950,377	154,498	646,811	122,645
2015	16,770	4%	20%	258	865,344	13,359	4%	2.50%	258	86,168	951,512	154,682	599,614	113,696
2016	17,441	4%	20%	244	851,123	13,894	4%	2.50%	244	84,752	935,875	152,140	546,074	103,544
2017	18,139	4%	20%	228	827,124	14,449	4%	2.50%	228	82,362	909,486	147,850	491,367	93,171
2018	18,864	4%	20%	215	811,162	15,027	4%	2.50%	215	80,772	891,935	144,997	446,189	84,604
2019	19,619	4%	20%	199	780,828	15,629	4%	2.50%	199	77,752	858,580	139,575	397,689	75,408
2020	20,404	4%	20%	173	705,963	16,254	4%	2.50%	173	70,297	776,260	126,192	332,925	63,128
2021	21,220	4%	20%	148	628,103	16,904	4%	2.50%	148	62,544	690,647	112,275	274,265	52,005
2022	22,068	4%	20%	135	595,849	17,580	4%	2.50%	135	59,332	655,182	106,509	240,909	45,680
2023	22,951	4%	20%	113	518,698	18,283	4%	2.50%	113	51,650	570,348	92,718	194,181	36,820
2024	23,869	4%	20%	102	486,933	19,015	4%	2.50%	102	48,487	535,420	87,040	168,787	32,005
2025	24,824	4%	20%	77	382,290	19,775	4%	2.50%	77	38,067	420,357	68,335	122,698	23,265
2026	25,817	4%	20%	52	268,497	20,566	4%	2.50%	52	26,736	295,233	47,994	79,792	15,130
2027	26,850	4%	20%	41	220,167	21,389	4%	2.50%	41	21,923	242,091	39,355	60,583	11,487
2028	27,924	4%	20%	25	139,618	22,244	4%	2.50%	25	13,903	153,521	24,957	35,573	6,745
2029	29,041	4%	20%	18	104,546	23,134	4%	2.50%	18	10,410	114,957	18,688	24,664	4,677
2030	30,202	4%	20%	12	72,485	24,059	4%	2.50%	12	7,218	79,703	12,957	15,834	3,002
2031	31,410	4%	20%	6	37,692	25,022	4%	2.50%	6	3,753	41,446	6,738	7,624	1,446
2032	32,667	4%	20%	1	6,533	26,023	4%	2.50%	1	651	7,184	1,168	1,224	232
Total					10,939,256					1,089,290	12,028,546	1,945,963	6,176,988	1,142,297

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

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16-	COMMITMENTS AND CONTINGENCIES (continued)

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

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17-	CONDENSED PARENT COMPANY FINANCIAL INFORMATION

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

CHINA DU KANG CO., LTD.
CONDENSED PARENT COMPANY BALANCE SHEETS
(Dollars in Thousands)
	June 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Investment in subsidiaries, at equity in net assets	5,147	5,169
Total Assets	$5,147	$5,169

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities	-	-

Commitments and Contingencies	-	-

Shareholders' Equity:
Preferred stock, par value $0.001, 5,000,000 shares authorized;
no shares issued and outstanding as of
June 30, 2014 and December 31, 2013	-	-
Common stock, par value $0.001, 250,000,000 shares authorized; 100,113,791 shares issued and outstanding as of
June 30, 2014 and December 31, 2013	100	100
Additional paid-in capital	26,593	26,593
Accumulated deficit	(20,998)	(21,088)
Accumulated other comprehensive income	(549)	(436)
Total Shareholders' equity (deficit)	$5,147	$5,169

CHINA DU KANG CO., LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17-	CONDENSED PARENT COMPANY FINANCIAL INFORMATION (continued)

CHINA DU KANG CO., LTD.
CONDENSED PARENT COMPANY STATEMENT OF OPERATIONS
(Dollars in Thousands)
	For the Three Months Ended
	June 30,
	2014	2013
	(unaudited)	(unaudited)

Operating Expenses	$-	$-

Equity in undistributed income of subsidiaries	191	307
Net Income	$191	$307

CHINA DU KANG CO., LTD.
CONDENSED PARENT COMPANY STATEMENT OF CASH FLOWS
(Dollars in Thousands)

	For the Three Months Ended
	June 30,
	2014	2013
	(unaudited)	(unaudited)
Cash Flows from Operating Activities
Net income	$191	$307
Adjustments to reconcile net income (loss)
provided by cash flows from operations
Equity in undistributed income of subsidiaries	(191)	(307)
Net cash provided by operating activities	-	-

Increase (decrease) in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013

Revenue

Total revenues for the three months ended June 30, 2014 were $989,760 as compared to $567,528 for the same period of 2013, representing a increase of 74.4%.

Sales of liquor to related party distributors were $553,719 or approximately 55.9% of total liquor sales for the three months ended June 30, 2014; and $314,795 or 55.5% of total liquor sales for the three months ended June 30, 2013, respectively.

The Company increased its sales of liquor to various new related party distributors. As a result, the sales revenue increased for the three months ended June 30, 2014 when compared to the same period in June 30, 2013.

Cost of Goods and Gross Margin

The overall gross margin for the three months ended June 30, 2014 was 17.1% as compared to 33.3% for the comparable period of 2013.

The decrease in gross margin on sales of liquor resulted from an increase of sales to related third party customers. The sales to related party distributors have significantly affected the overall gross margin on sales of liquor. Historically, the Company had sold its liquor products to related party distributors at deep discount prices.

Operating Expenses

Expenses from operations totaled $183,554 and $198,772 for the three months ended June 30, 2014 and 2013, respectively.

Selling expenses were $68,210 for the three months ended June 30, 2014 as compared to $125,186 for the same period in 2013. Selling expenses decreased $56,976 or 45.5% as a result of a significant decrease in promotion expenses that provide discounts to third party distributors.

General and administrative expenses were $115,344 for the three months ended June 30, 2014 compared to $73,586 for the corresponding period in 2013. The $41,758 or approximately 56.7% increase in general and administrative expenses between periods was primarily the result of increased office expenses and payroll expenses.

Other Income and Expenses

The Company has incurred total interest expense net of $12,067 and $10,069 for the three months ended June 30, 2014 and 2013, respectively. The increase in interest expense of $1,998 was due to interest expenses on capital leases acquired by the Company.

Income Tax Expense

The Company did not incur any income tax expense for the three months and six months ended June 30, 2014 and 2013.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

Revenue

Total revenues for the six months ended June30, 2014 were $2,393,745 as compared to $2,385,727 for the same period of 2013, representing an increase of 0.34%.

Sales of liquor to related party distributors were $1,426,792 or approximately 59.6% of total liquor sales for the six months ended June 30, 2014; and $812,904 or 34% of total liquor sales for the six months ended June 30, 2013, respectively.

The Company increased its sales of liquor to various new related party distributors. As a result, the sales revenue increased for the six months ended June 30, 2014 when compared to the same period in June 30, 2013.

Cost of Goods and Gross Margin

The overall gross margin for the six months ended June 30, 2014 was 25.7% as compared to 44.3% for the comparable period of 2013.

The decrease in gross margin on sales of liquor resulted from an increase of sales to related third party customers. The sales to related party distributors have significantly affected the overall gross margin on sales of liquor. Historically, the Company had sold its liquor products to related party distributors at deep discount prices.

Operating Expenses

Expenses from operations totaled $473,807 and $633,263 for the six months ended June 30, 2014 and 2013, respectively.

Selling expenses were $160,206 for the six months ended June 30, 2014 as compared to $370,974 for the same period in 2013. Selling expenses decreased $210,768 or 56.8% as a result of a significant decrease in promotion expenses that provide discounts to third party distributors.

General and administrative expenses were $313,601 for the six months ended June 30, 2014 compared to $262,289 for the corresponding period in 2013. The $51,312 or approximately 19.6% increase in general and administrative expenses between periods was primarily the result of increased depreciation and amortization expenses with an offset by decreased office expense and office expenses.

Other Income and Expenses

The Company has incurred total interest expense net of $23,984 and $19,867 for the six months ended June 30, 2014 and 2013, respectively. The increase in interest expense of $1,998 was due to interest expenses on capital leases acquired by the Company. The Company also received government subsidy of $56,993 for the six months ended June 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash used in operating activities of continued operations was $172,619 for the six months ended June 30, 2014 compared to net cash used in operating activities of continued operations of $280,394 for the corresponding period in 2013.

The Company experienced a net income of $190,984 for the six months ended June30, 2014 as compared to net income of $297,836 for the same period of 2013. Adjustments to reconcile the net loss to cash provided by operating activities included depreciation and amortization of $281,041 for the six months ended June 30, 2014 as compared to $209,690 for the corresponding period in 2013. The Company also had to reserve obsolete inventory of $48,523 for the six months ended June 30, 2014.

The Company had paid down $102,908 of its account payables and reduced its deferred revenue of $595,122. The Company has increased its accounts receivables by $102,901 and prepaid expenses of $171,809 for the six months ended June 30, 2014.

Investing Activities

Net cash used in investing activities of continued operations was $43,055 for the six months ended June 30, 2014 compared to net cash used in investing activities of continued operations of $138,176 for the corresponding period in 2013. The cash was primarily attributed to acquisition of new machinery and equipment.

Financing Activities

Net cash used in financing activities of continued operations were $27,947 and $36,171 for the six months ended June 30, 2014 and 2013 respectively. Net cash used in financing activities of continued operations resulted from payment of capital lease principal.

Cash at June 30, 2014 and December 31, 2013 was $274,727 and $573,546, respectively. The Company had working capital of $5,690,432 at June 30, 2014 as compared to $5,401,426 at December 31, 2013.

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

Related Parties Transactions

The Company has generated sales revenues from related parties in the amount of $1,426,792 and $812,904 for the six months ended June 30, 2014 and 2013, respectively.

The Company has outstanding accounts receivables from related parties in the amount of $611,881 and $523,024 at June 30, 2014 and December 31, 2013, respectively.

The Company has outstanding deferred revenues related to related parties in the amount of $1,174,016 and $1,617,625 at June 30, 2014 and December 31, 2013, respectively.

Critical Accounting Policies

Information regarding significant accounting standards is included in Note 3 to the accompanying Consolidated Financial Statements.

Off-Balance Sheet Arrangements

As of June 30, 2014, the Company did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2014.

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

CHINA DU KANG CO., LTD.
(Registrant)

Date: August 28, 2014	By:	/s/ Wang Yong Sheng
Wang Yong Sheng,
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 28, 2014	By:	/s/ Liu Su Ying
Liu Su Ying,
Chief Financial Officer
(Principal Accounting Officer)