Form 10-Q
period 2014-09-30
CHINA DU KANG CO. LTD.
filed 2014-11-14
CIK 1472635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: November 14, 2014: 100,113,791 shares of common stock.

China Du Kang Co., Ltd.

FORM 10-Q

ITEM 1. FINANCIAL INFORMATION

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$124,638	$573,546
Notes receivable	-	32,712
Accounts receivable (Note 4)	622,937	527,521
Others receivable	74,804	30,581
Prepaid expenses (Note 5)	608,636	470,409
Inventories (Note 6)	8,417,266	8,385,490
Total current assets	9,848,281	10,020,259

Property, Plant and Equipment, net (Note 7)	6,952,107	7,023,716
Intangible assets, net (Note 8)	1,934,116	1,978,981
Long-term investment	1,999,902	2,013,641

Total Assets	$20,734,406	$21,036,597

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,383,599	$2,290,540
Accrued expenses (Note 9)	358,298	138,805
Others payable	147,345	96,494
Taxes payable (Note 10)	7,375	68,987
Deferred revenue (Note 11)	1,775,603	1,915,169
Security deposit	39,157	31,946
Lease liability-current	46,266	76,892
Total Current Liabilities	4,757,643	4,618,833

Long-term Liabilities:
Lease liability-long-term	636,270	689,677
Total Long-term Liabilities	636,270	689,677
Total Liabilities	5,393,913	5,308,510

Commitments and Contingencies (Note 16)	-	-

Shareholders' Equity:
China Du Kang Co., Ltd. Shareholders' Equity
Preferred stock, par value $0.001, 5,000,000 shares authorized; no shares issued and outstanding as of September 30, 2014 and December 31, 2013	-	-
Common stock, par value $0.001, 250,000,000 shares authorized; 100,113,791 shares issued and outstanding as of September 30, 2014 and December 31, 2013	100,114	100,114
Additional paid-in capital	26,593,393	26,593,393
Accumulated deficit	(21,293,686)	(21,088,318)
Accumulated other comprehensive income	(543,500)	(436,437)
Total China Du Kang Co., Ltd. Shareholders' equity (deficit)	4,856,321	5,168,752
Noncontrolling Interest	10,484,172	10,559,335
Total Equity (Deficit)	15,340,493	15,728,087
Total Liabilities and Equity (Deficit)	$20,734,406	$21,036,597

See Notes to Consolidated Financial Statements

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
Sales of Liquor	$504,374	$1,215,394	$2,898,119	$3,601,121
Costs of Liquor Sold	410,793	856,042	2,190,418	2,185,630
Gross Profit	93,581	359,352	707,701	1,415,491

Operating Expenses

Selling Expenses
Advertising expenses	11,392	30,637	36,238	107,715
Promotion expenses	105,738	104,931	117,513	284,035
Office expenses	238	7,009	6,692	13,460
Sales commission	37,753	44,176	117,378	115,768
Travel and entertainment	19,442	20,155	56,948	56,904
Total Selling Expenses	174,563	206,908	334,769	577,882

General and Administrative Expenses
Payroll	56,643	69,392	158,843	161,658
Employee benefit and pension	4,358	21,280	16,227	35,033
Depreciation and amortization expenses	61,261	31,233	183,709	92,001
Professional Fees	47,628	3,382	71,906	6,550
Taxes	134,327	7,333	149,870	21,057
Office expenses	13,699	15,357	34,635	38,791
Vehicle expenses	2,506	4,852	10,727	19,325
Bad debt expenses	-	-	-	25,191
Travel and entertainment	3,267	6,706	10,537	20,011
Other general and administrative expenses	2,954	161	3,790	2,368
Total General and Administrative Expenses	326,643	159,696	640,244	421,985

Total Operating Expenses	501,206	366,604	975,013	999,867

Income from Operations	(407,625)	(7,252)	(267,312)	415,624

Other Income (Expenses)
Interest income	295	362	1,027	885
Interest Expenses-capital lease	(12,303)	(10,324)	(37,019)	(30,714)
Governmental subsidy	-	-	56,908	-
Other income (expense)	14,097	(440)	31,844	(105,613)
Total Other Income (Expenses)	2,089	(10,402)	52,760	(135,442)

Net Income (loss) for continuing operations	(405,536)	(17,654)	(214,552)	280,182

Provision for Income Tax	(65,979)	-	(65,979)	-

Net Income (Loss) before discontinued operations	(471,515)	(17,654)	(280,531)	280,182

Discontinued Operations
Income (loss) from operations of discontinued	-	(49,315)	-	(37,545)
Income tax benefit (expense)	-	2,657	-	(285)
Net income (loss) from discontinued operations	-	(46,658)	-	(37,830)

Net Income (Loss)	(471,515)	(64,312)	(280,531)	242,352

Less: Net loss (income) attributable to noncontrolling interest	175,776	21,267	75,163	5,722

Net Income (Loss) attributable to China Du Kang Co., Ltd.	$(295,739)	$(43,045)	$(205,368)	$248,074

Basic and Fully Diluted Income (Loss) per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	100,113,791	100,113,791	100,113,791	100,113,791

See Notes to Consolidated Financial Statements

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net Income (loss)	$(471,515)	$(64,312)	$(280,531)	$242,352
Other comprehensive income (loss), net of tax:
Effects of foreign currency conversion	5,086	38,877	(107,063)	280,375
Total other comprehensive income (loss), net of tax	5,086	38,877	(107,063)	280,375
Comprehensive income (loss)	(466,429)	(25,435)	(387,594)	522,727
Comprehensive (income) loss attributable to the noncontrolling interest	175,776	21,505	75,163	5,881
Comprehensive income (loss) attributable to China Du Kang Co., Ltd.	$(290,653)	$(3,930)	$(312,431)	$528,608

See Notes to Consolidated Financial Statements

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2014	2013
	(unaudited)	(unaudited)
Cash Flows from Operating Activities

Net income (loss) including non-controlling interest	$(280,531)	$242,352
Adjustments to reconcile net income including non-controlling interest to net cash provided (used) by operating activities:
Loss (income) from discontinued operations	-	37,830
Depreciation	412,934	285,639
Amortization	31,393	32,000
Bad debt expense	-	25,191
Obsolete inventory write-down	66,068	85,210
Changes in operating assets and liabilities:
(Increase)/Decrease in notes receivable	32,519	(32,147)
(Increase)/Decrease in accounts receivable	(99,108)	(57,311)
(Increase)/Decrease in others receivable	(44,473)	(25,611)
(Increase)/Decrease in prepaid expenses	(141,569)	(164,730)
(Increase)/Decrease in inventories	(155,138)	(1,138,548)
Increase/(Decrease) in accounts payable	108,788	1,081,218
Increase/(Decrease) in accrued expenses	220,647	161,499
Increase/(Decrease) in other payable	51,558	55,235
Increase/(Decrease) in taxes payable	(61,199)	46,231
Increase/(Decrease) in deferred revenue	(126,619)	(712,523)
Increase/(Decrease) in security deposit	7,436	-
Increase/(Decrease) in capital lease interest payable	(37,019)	(30,714)
Net cash provided (used) by operating activities of continued operations	(14,313)	(109,179)
Net cash provided (used) by operating activities of discontinued operations	-	(148,592)
Net cash provided (used) by operating activities	(14,313)	(257,771)

Cash Flows from Investing Activities

Purchase of fixed assets	(370,237)	(138,762)
Net cash provided (used) by investing activities of continued operations	(370,237)	(138,762)
Net cash provided (used) by investing activities of discontinued operations	-	(1,592)
Net cash provided (used) by investing activities	(370,237)	(140,354)

Cash Flows from Financing Activities

Repayments to related parties	-	-
Repayment for a capital lease principal	(41,858)	(54,489)
Net cash provided (used) by financing activities of continued operations	(41,858)	(54,489)
Net cash provided (used) by financing activities of discontinued operations	-	-
Net cash provided (used) by financing activities	(41,858)	(54,489)

Increase (decrease) in cash	(426,408)	(452,614)
Effects of exchange rates on cash	(22,500)	(51,618)
Cash at beginning of period	573,546	681,702
Cash at end of period	124,638	177,470
Less: Cash at end of period-discontinued operations	-	7,997
Cash at end of period-continuing operations	$124,638	$169,473
	-
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$37,019	$30,714
Income tax	$65,979	$285

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

Xidenghui's investment in Shaanxi Yellow-river Bay Wenquan Lake Park Co., Ltd.-Long-term Investment

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

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1-      ORGANIZATION AND OPERATIONS (continued)

The restructuring of Xidenghui in the fourth quarter 2013 is subject to the local government's approval, which was subsequently obtained in the early 2014. Also, because the restructuring is a transaction between entities under common control, the Company recorded the restructuring on the historical carrying values. No gain or loss is recognized for the restructuring.

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

The accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the three and nine months ended September 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

Period Covered	Balance Sheet Date Rates	Average Rates

Nine Months ended September 30, 2014	6.15600	6.15023
Nine Months ended September 30, 2013	6.15140	6.22152
Year ended December 31, 2013	6.11400	6.19817
Year ended December 31, 2012	6.31610	6.31984

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

Baishui Dukang, one of our subsidiaries, is engaged in the distillery business.  Pursuant to the production requirement, all spirits that are newly distilled from sorghum, so called “liquor base”, must be barrel-aged for several years, so we bottle and sell only a portion of our liquor base inventory each year.  We classify barreled liquor base as work-in-progress. Following industry practice, we classify all barreled liquor base as a current asset.

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

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with the FASB ASC 720-35, “Advertising Costs". The advertising costs were $36,238, and $107,715 for the nine months ended September 30, 2014 and 2013, respectively.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3-       SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and Development Costs

Research and development costs relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed when incurred in accordance with the FASB ASC 730, "Research and Development". Research and development costs were immaterial for the nine months ended September 30, 2014 and 2013, respectively.

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

Pension and Employee Benefits

Full time employees of the PRC entities participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Company to accrue for these benefits based on certain percentages of the employees' salaries. The Management believes full time employees who have passed the probation period are entitled to such benefits.  The total provisions for such employee benefits were $16,227 and $35,033 for the nine months ended September 30, 2014 and 2013, respectively.

Government Subsidies

The Company records government grants as current liabilities upon reception. A government subsidy revenue is recognized only when there is reasonable assurance that the Company has complied with all conditions attached to the grant.  The Company recognized government subsidy of $56,908 and $0 for the nine months ended September 30, 2014 and 2013, respectively.

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

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3-       SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with FASB ASC 260, “Earnings Per Share”, which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There are no potentially dilutive securities outstanding (options and warrants) for the nine months ended September 30, 2014 and 2013, respectively.

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

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3-       SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard for revenue recognition, Accounting Standards Codification 606 (ASC 606).  The purpose of ASC 606 is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability across industries. ASC 606 is effective for the Company for annual periods beginning January 1, 2017.  The Company is currently evaluating the impact the adoption of this new standard will have on its  financial position, results of operations, and cash flows.

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

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4-       ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	September 30,	December 31,
	2014	2013
	(unaudited)

Accounts receivable	$44,371	$4,497
*Accounts receivable-related party	578,566	523,024
Accounts receivable, net	$622,937	$527,521

Bad debt expense charged to operations was $0 and $25,191 for the nine months ended September 30, 2014 and 2013, respectively.

* Refer to Note 13 - Sales of Liquor to Related Party for accounts receivable of related party.

Note 5-      PREPAID EXPENSES

Prepaid expenses consist of the following:

	September 30,	December 31,
	2014	2013
	(unaudited)

Machinery and parts	$80,555	$81,912
Raw materials and supplies	18,519	89,136
Packing and supply materials	417,077	216,795
Advance to construction project	49,585	41,748
Taxes	14,657	39,952
Office expenses	28,243	866
Total	$608,636	$470,409

Note 6-       INVENTORIES

Inventories consist of following:

	September 30,	December 31,
	2014	2013
	(unaudited)

Finished goods	$3,517,652	$3,755,958
Work-in-progress	3,284,165	3,451,217
Raw materials and supplies	161,640	278,595
Supplies and packing materials	1,453,809	899,720
Total	$8,417,266	$8,385,490

Obsolete/Slow moving inventory was $66,068 and $85,210 for the nine months ended September 30, 2014 and 2013, respectively, and these amounts were included in costs of goods sold.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7-       PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment:

	September 30,	December 31,
	2014	2013
	(unaudited)

Building and warehouses	$5,854,262	$5,888,332
Machinery and equipment	2,480,218	2,407,299
Office equipment and furniture	195,041	269,815
Motor vehicles	406,283	395,373
Leased assets	2,869,520	2,800,301
Total	11,805,324	11,761,120
Less: Accumulated depreciation	(5,725,420)	(5,368,472)
	6,079,904	6,392,648
Add: Construction in progress	872,203	631,068
Total property, plant and equipment, net	$6,952,107	$7,023,716

Depreciation expense charged to operations was $412,934 and $285,639 for the nine months ended September 30, 2014 and 2013, respectively. Depreciation expense with respect to production equipment that was charged to cost of sales was $260,618 and $225,638 for the nine months ended September 30, 2014 and 2013, respectively.  The remainder, depreciation expense attributable to equipment used in administration, was $152,316 and $60,001 for the nine months ended September 30, 2014 and 2013, respectively, and was included in general and administration expenses.

Note 8-       INTANGIBLE ASSETS

The following is a summary of intangible assets, less amortization:

	September 30,	December 31,
	2014	2013
	(unaudited)

Land use right	$2,090,936	$2,105,299
Trade Mark of "Xidenghui"	73,099	73,602
Trade Mark of "Baishui Du Kang"	26,803	26,987
Total intangible assets	2,190,838	2,205,888
Less: Accumulated amortization	(256,722)	(226,907)
Total intangible assets, net	$1,934,116	$1,978,981

Amortization expense charged to operations was $31,393 and $32,000 for the nine months ended September 30, 2014 and 2013, respectively.

Note 9-       ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30,	December 31,
	2014	2013
	(unaudited)

Accrued payroll	$46,883	$56,435
Accrued pension and employee benefit	57,314	61,598
Pension contribution-individual portion withholding	202,916	-
Accrued office expenses	51,185	20,772
Total	$358,298	$138,805

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10-    TAXES PAYABLE

Taxes payable consist of the following:

	September 30,	December 31,
	2014	2013
	(unaudited)

Sales tax and sales tax affixation	$-	$5,814
Excise taxes	17,294	48,271
Value-added Tax ("VAT")	(15,282)	14,512
Other taxes	5,363	390
Total taxes payable	$7,375	$68,987

Note 11-    DEFERRED REVENUE

Deferred revenue consist of the following:

	September 30,	December 31,
	2014	2013
	(unaudited)

Deferred revenue	$613,651	$297,544
*Deferred revenue-related party	1,161,952	1,617,625
Total	$1,775,603	$1,915,169

* Refer to Note 13 - Sales of Liquor to Related Party for deferred revenues of related party.

Note 12-    CONCENTRATIONS AND CREDIT RISKS

The Company operates in the PRC and grants credit to its customers in this geographic region based on an evaluation of the customer's financial condition. Although the PRC is economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

Major Customers

The following major customers accounted for approximately 5% or more of the Company’s total sales as summarized in the following:

		For the Nine Months Ended September 30,
		2014		2013
		(unaudited)		(unaudited)
Major	Type of		Percentage of		Percentage of
Customers	Customer	Revenue	Total Revenue	Revenue	Total Revenue
*Shaanxi Dukang Group Co., Ltd.	Distributor	$1,399,551	48.29%	$1,258,381	34.94%
Customer A	Distributor	167,137	5.77%	1,040,326	28.89%
Customer B	Distributor	354,304	12.23%	-	-
Total		$1,920,992	66.29%	$2,298,707	63.83%

Major Suppliers

The following major suppliers accounted for approximately 5% or more of the Company’s total purchases as summarized in the following:

		For the Nine Months Ended September 30,
		2014		2013
		(unaudited)		(unaudited)
Major	Type of		Percentage of		Percentage of
Suppliers	Goods	Purchase	Total Purchase	Purchase	Total Purchase
*Shaanxi Dukang Group Co., Ltd.	Packing materials	204,243	9.09%	229,840	12.27%
Supplier A	Packing materials	-	-	98,079	5.23%
Supplier B	Packing materials	-	-	141,431	7.55%
Supplier C	Packing materials	-	-	131,619	7.02%
Supplier D	Packing materials	122,776	5.46%	-	-
Supplier E	Packing materials	295,885	13.17%	-	-
Supplier F	Raw materials	268,599	11.95%	124,648	6.65%
Supplier G	Raw materials	162,596	7.24%
Supplier H	Raw materials	-	-	111,323	5.94%
Total		$1,054,099	46.91%	$836,940	44.66%

* Shaanxi Dukang Group Co., Ltd. is a related party of the Company, see the nature of the affiliation relationship in Note 13.

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13-    SALES OF LIQUOR TO RELATED PARTIES

The Company generally sells liquor to liquor distributors. Some of these liquor distributors are our affiliates, which are directly or indirectly, beneficially and in the aggregate, majority-owned and controlled by directors and principal shareholders of the Company.  The price will be different if we sell to third parties. The amount sold to these affiliates are as follows:

		For the Nine Months Ended
		September 30,
Name of Related Party	Description	2014	2013
		(unaudited)	(unaudited)
Shaanxi Yellow-river Bay Wenquan Lake Park Co., Ltd.,	Non-consolidated,
F/K/A Shaanxi Yellow-river Wetlands Park Co., Ltd.	18% owned subsidiary	$4,389	$2,114
Shaanxi Zhongke Spaceflight Agriculture
Development Stock Co., Ltd.	Affiliate 1	8,585	11,538
Shaanxi Baishui Dukang Marketing Management Co., Ltd.	Affiliate 6	94,815	44,175
Shaanxi Baishui Dukang Commercial and Trade Co., Ltd.	Affiliate 7	66,723	62,859
Shaanxi Dukang Group Co., Ltd.	Affiliate 2	1,399,551	1,258,381
Shaanxi Baishui Dukang Spirits Industry Development Co., Ltd.	Affiliate 4	22,739
Shaanxi Baishui Shiye Co., Ltd.
(F/K/A Shaanxi Baishui Dukang Trade Co., Ltd.)	Affiliate 3	33,522	9,038
Total		$1,630,324	$1,388,105

We also make purchase, principally packing material, from the related parties, as more fully disclosed in Note 12. In related to sales to and purchase from related-parties, our subsidiaries have accounts receivable, accounts payable, and deferred revenue from related-parties, as disclosed in the following:

Due from related parties

Due from related parties consists of the following:

		September 30,	December 31,
Name of Related Party	Description	2014	2013
		(unaudited)
Shaanxi Yellow-river Bay Wenquan Lake Park Co., Ltd.,	Non-consolidated,
F/K/A Shaanxi Yellow-river Wetlands Park Co., Ltd.	18% owned subsidiary	$37,396	$33,444
Shaanxi Baishui Dukang Liquor Brand Management Co., Ltd.	Affiliate 5	114,596	115,383
Shaanxi Baishui Dukang Marketing Management Co., Ltd.	Affiliate 6	114,761	88,876
Shaanxi Baishui Dukang Commercial and Trade Co., Ltd.	Affiliate 7	99,069	79,306
Shaanxi Zhongke Spaceflight Agriculture
Development Stock Co., Ltd.	Affiliate 1	212,744	206,015
Total		$578,566	$523,024

Due to related parties

Due to related parties consists of the following:

		September 30,	December 31,
Name of Related Party	Description	2014	2013
		(unaudited)
Shaanxi Dukang Group Co., Ltd.	Affiliate 2	$1,047,109	$1,513,574
Shaanxi Baishui Shiye Co., Ltd.
(F/K/A Shaanxi Baishui Dukang Trade Co., Ltd.)	Affiliate 3	114,843	104,051
Total		$1,161,952	$1,617,625

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

The carrying amount of the assets and liabilities of the discontinued operation were as follows:

September 30, 2013
(unaudited)
Assets
Cash	$7,997
Other current assets	6,446
Prepaid expenses	15,458
Property and equipment, net	7,347
Assets of discontinued operations	$37,248

Liabilities
Accounts payables and accrued expenses	$92,498
Deferred revenue	1,875,877
Other current liabilities	686,271
Due to related parties	105,666
Liabilities of discontinued operations	$2,760,312

As of September 30, 2013, due to related parites of $4,164,939 and due from related parties of $114,682 were intercompany accounts, which were eliminated in the consolidation.

Discontinued operations for the nine months ended September 30, 2013 were summarized as follows:

For the Nine
Months Ended
September 30, 2013
(unaudited)
Revenue from license fees	229,104
Cost of license Fess	$-
Gross profit	229,104
Operating expenses
Selling expenses	84,460
General and administrative expenses	182,833
Total operating expenses	267,293
Income from operations	(38,189)
Other expenses (income)
Interest income	-
Other expenses	644
Total other expenses (income)	644
Income (loss) before tax	(37,545)
Income tax	285
Net income (loss)	$(37,830)

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15-    NONCONTROLLING INTEREST

Balance of Noncontrolling Interest consists of the following:

	Subsidiary and Noncontrolling Interest percentage
	Brand Management	Baishui Dukang	Xidenghui	Total Noncontrolling
	30.00%	49.00%(5)	16.25%(4)	Interest
Balance @ December 31, 2013	$-	$6,005,315	$4,554,020	$10,559,335

Noncontrolling Interest income (Loss)	-	(35,463)	(39,701)	(75,164)

Other Comprehensive Income (Loss)-effects of Foreign Currency Conversion	-	(0)	0	(0)

Balance @ September 30, 2014 (unaudited)	$-	$5,969,852	$4,514,319	$10,484,171

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15-    NONCONTROLLING INTEREST (continued)

Noncontrolling interest income consists of the following:

	For the Nine Months Ended September 30, 2014
	(unaudited)
	Brand Management		Baishui Dukang		Xidenghui		Parent/Holding Company
	Total Income	Noncontrolling Interest Income	Total Income	Noncontrolling Interest Income	Total Income	Noncontrolling Interest Income	Total		Noncontrolling Interest
Name of Subsidiary	100%	30%	100%	49.00%(5)	100%	16.25%(4)	Income		Income

Net Income (Loss)	$-	$-	$(72,373)	$(35,463)	$(207,400)	$(33,703)	$(756)		$-

Income (Loss) from subsidiary (equity method)	-	-	-	-	(36,910)	(5,998)	(204,609)		(75,164)

Total Income (Loss)	-	-	(72,373)	(35,463)	(244,310)	(39,701)	(205,365)		(75,164)

Less: Income (Loss) attributable to noncontrolling interest	-	-	35,463	-	39,701	-	-		-

Income (Loss) attributable to Majority	$-		$(36,910)		$(204,609)		$(205,365	)(3)

Income (Loss) attributable to noncontrolling interest		$-		$(35,463)		$(39,701)			$(75,164)

	For the Nine Months Ended September 30, 2013
	(unaudited)
	Brand Management		Baishui Dukang		Xidenghui		Parent/Holding Company
	Total Income	Noncontrolling Interest Income	Total Income	Noncontrolling Interest Income	Total Income	Noncontrolling Interest Income	Total		Noncontrolling Interest
Name of Subsidiary	100%	30%	100%	9.49%	100%	16.25%(4)	Income		Income

Net Income (Loss)	$(37,830)	$(11,349)	$(147,242)	$(13,973)	$427,782	$69,515	$(358)		$-

Income (Loss) from subsidiary (equity method)	-	-	-	-	(159,750)	(25,959)	248,432		(5,722)

Total Income (Loss)	(37,830)	(11,349)	(147,242)	(13,973)	268,032	43,555	248,074		(5,722)

Adjustments to noncontrolling interest to absorb prior accumulated deficit	-	-	-	-	-	(23,955)	-		-

Less: Income (Loss) attributable to noncontrolling interest	11,349	-	13,973	-	(43,555)	-	-		-

Income (Loss) attributable to Majority	$(26,481)		$(133,269)		$224,477		$248,074	(3)

Income (Loss) attributable to noncontrolling interest		$(11,349)		$(13,973)		$19,600			$(5,722)

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

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16-    COMMITMENTS AND CONTINGENCIES  (continued)

Lease (continued)

Estimated Pension and Unemployment Insurance Expenses

Year	Pension Insurance Expense					Unemployment Insurance Expense					Total		Present Value as of December 31, 2013(the incremental interest rate is 8%)
	Province average salary (RMB)	Annual increase rate	Percentage	No. of employees	Estimated pension insurance expense (RMB)	City average salary (RMB)	Annual increase rate	Percentage	No. of employees	Estimated pension insurance expense	USD$1.00=RMB¥ 6.15140@12/31/2013
											(RMB)	(USD)	(RMB)	(USD)
2014	16,125	4%	20%	268	864,312	12,846	4%	2.50%	268	86,065	950,377	154,498	646,811	122,645
2015	16,770	4%	20%	258	865,344	13,359	4%	2.50%	258	86,168	951,512	154,682	599,614	113,696
2016	17,441	4%	20%	244	851,123	13,894	4%	2.50%	244	84,752	935,875	152,140	546,074	103,544
2017	18,139	4%	20%	228	827,124	14,449	4%	2.50%	228	82,362	909,486	147,850	491,367	93,171
2018	18,864	4%	20%	215	811,162	15,027	4%	2.50%	215	80,772	891,935	144,997	446,189	84,604
2019	19,619	4%	20%	199	780,828	15,629	4%	2.50%	199	77,752	858,580	139,575	397,689	75,408
2020	20,404	4%	20%	173	705,963	16,254	4%	2.50%	173	70,297	776,260	126,192	332,925	63,128
2021	21,220	4%	20%	148	628,103	16,904	4%	2.50%	148	62,544	690,647	112,275	274,265	52,005
2022	22,068	4%	20%	135	595,849	17,580	4%	2.50%	135	59,332	655,182	106,509	240,909	45,680
2023	22,951	4%	20%	113	518,698	18,283	4%	2.50%	113	51,650	570,348	92,718	194,181	36,820
2024	23,869	4%	20%	102	486,933	19,015	4%	2.50%	102	48,487	535,420	87,040	168,787	32,005
2025	24,824	4%	20%	77	382,290	19,775	4%	2.50%	77	38,067	420,357	68,335	122,698	23,265
2026	25,817	4%	20%	52	268,497	20,566	4%	2.50%	52	26,736	295,233	47,994	79,792	15,130
2027	26,850	4%	20%	41	220,167	21,389	4%	2.50%	41	21,923	242,091	39,355	60,583	11,487
2028	27,924	4%	20%	25	139,618	22,244	4%	2.50%	25	13,903	153,521	24,957	35,573	6,745
2029	29,041	4%	20%	18	104,546	23,134	4%	2.50%	18	10,410	114,957	18,688	24,664	4,677
2030	30,202	4%	20%	12	72,485	24,059	4%	2.50%	12	7,218	79,703	12,957	15,834	3,002
2031	31,410	4%	20%	6	37,692	25,022	4%	2.50%	6	3,753	41,446	6,738	7,624	1,446
2032	32,667	4%	20%	1	6,533	26,023	4%	2.50%	1	651	7,184	1,168	1,224	232
Total					10,939,256					1,089,290	12,028,546	1,945,963	6,176,988	1,142,297

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

CHINA DU KANG CO., LTD.

CONDENSED PARENT COMPANY BALANCE SHEETS

(Dollars in Thousands)

	September 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Investment in subsidiaries, at equity in net assets	4,856	5,169
Total Assets	$4,856	$5,169

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities	-	-

Commitments and Contingencies	-	-

Shareholders' Equity:
Preferred stock, par value $0.001, 5,000,000 shares authorized; no shares issued and outstanding as of September 30, 2014 and December 31, 2013	-	-
Common stock, par value $0.001, 250,000,000 shares authorized; 100,113,791 shares issued and outstanding as of September 30, 2014 and December 31, 2013	100	100
Additional paid-in capital	26,593	26,593
Accumulated deficit	(21,294)	(21,088)
Accumulated other comprehensive income	(544)	(436)
Total Shareholders' equity (deficit)	$4,856	$5,169

CHINA DU KANG CO., LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17-    CONDENSED PARENT COMPANY FINANCIAL INFORMATION (continued)

CHINA DU KANG CO., LTD.

CONDENSED PARENT COMPANY STATEMENT OF OPERATIONS

(Dollars in Thousands)

	For the Nine Months Ended
	September 30,
	2014	2013
	(unaudited)	(unaudited)

Operating Expenses	$-	$-

Equity in undistributed income of subsidiaries	(215)	242
Net Income	$(215)	$242

CHINA DU KANG CO., LTD.

CONDENSED PARENT COMPANY STATEMENT OF CASH FLOWS

(Dollars in Thousands)

	For the Nine Months Ended
	September 30,
	2014	2013
	(unaudited)	(unaudited)
Cash Flows from Operating Activities
Net income	$(215)	$242
Adjustments to reconcile net income (loss) provided by cash flows from operations
Equity in undistributed income of subsidiaries	215	(242)
Net cash provided by operating activities	-	-

Increase (decrease) in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

Revenue

Total revenues for the three months ended September 30, 2014 were $504,374 as compared to $1,215,394 for the same period of 2013, representing a decrease of 58.5%.

Sales of liquor to related party distributors were $203,532 or approximately 55.9% of total liquor sales for the three months ended September 30, 2014; and $575,201 or 47.3% of total liquor sales for the three months ended September 30, 2013, respectively.

The Company had a decrease in demand of liquor by related party distributors. As a result, the sales revenue decreased for the three months ended September 30, 2014 when compared to the same period in September 30, 2013.

Cost of Goods and Gross Margin

The overall gross margin for the three months ended September 30, 2014 was 18.6% as compared to 29.6% for the comparable period of 2013.

The decrease in gross margin on sales of liquor resulted from a substantial reduction in sales and profit.

Operating Expenses

Expenses from operations totaled $501,206 and $366,604 for the three months ended September 30, 2014 and 2013, respectively.

Selling expenses were $174,563 for the three months ended September 30, 2014 as compared to $206,908 for the same period in 2013. Selling expenses decreased $32,345 or 15.6% as a result of a decrease in advertising and office expenses.

General and administrative expenses were $326,643 for the three months ended September 30, 2014 compared to $159,696 for the corresponding period in 2013. The $166,947 or approximately 104.5% increase in general and administrative expenses between periods was primarily the result of increased tax expenses and depreciation and amortization expenses.

Other Income and Expenses

The Company has incurred total interest expense net of $12,008 and $9,962 for the three months ended September 30, 2014 and 2013, respectively. The increase in interest expense of $2,046 was due to interest expenses on capital leases acquired by the Company.

Income Tax Expense

In the three months ended September 30, 2014, the Company incurred income tax of $65,979, which resulted from the assessment by the local tax authority for the prior years. The Company did not incur any income tax expense for the three months ended September 30, 2013.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER30, 2014 AND 2013

Revenue

Total revenues for the nine months ended September 30, 2014 were $2,898,119 as compared to $3,601,121 for the same period of 2013, representing a decrease of 19.52%.

Sales of liquor to related party distributors were $1,630,324 or approximately 56.3% of total liquor sales for the nine months ended September 30, 2014, and $1,388,105 or 38.5% of total liquor sales for the nine months ended September 30, 2013, respectively.

The Company had a significant decrease in sales for the three months ended September 30, 2014, which effected the sales for the nine month ended September 30, 2014.

Cost of Goods and Gross Margin

The overall gross margin for the nine months ended September 30, 2014 was 24.4% as compared to 39.3% for the comparable period of 2013.

The decrease in gross margin on sales of liquor resulted from an increase of sales to related third party customers. The sales to related party distributors has significantly affected the overall gross margin on sales of liquor. Historically, the Company had sold its liquor products to related party distributors at deep discount prices.

Operating Expenses

Expenses from operations totaled $975,013 and $999,867 for the nine months ended September 30, 2014 and 2013, respectively.

Selling expenses were $334,769 for the nine months ended September 30, 2014 as compared to $577,882 for the same period in 2013. Selling expenses decreased $243,113 or 42.1% as a result of a significant decrease in promotion expenses for liquor sales conventions and advertising expenses spent by the Company.

General and administrative expenses were $640,244 for the nine months ended September 30, 2014 compared to $421,985 for the corresponding period in 2013. The $218,259 or approximately 51.7% increase in general and administrative expenses between periods was primarily the result of increased depreciation and amortization expenses and tax expenses, which was mostly due to the increase in the usage taxes of real estate.

Other Income and Expenses

The Company has incurred total interest expense net of $35,992 and $29,829 for the nine months ended September 30, 2014 and 2013, respectively. The increase in interest expense of $6,163 was due to interest expenses on capital leases acquired by the Company. The Company also received government subsidy of $56,908 for the nine months ended September 30, 2014.

Income Tax Expense

In the nine months ended September 30, 2014, the Company incurred income tax of $65,979, which resulted from the assessment by the local tax authority for the prior years. The Company did not incur any income tax expense for the nine months ended September 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash used in operating activities of continued operations was $14,313 for the nine months ended September 30, 2014 compared to net cash used in operating activities of continued operations of $109,179 for the corresponding period in 2013.

The Company experienced a net loss of $280,531 for the nine months ended September 30, 2014 as compared to net income of $242,352 for the same period of 2013. Adjustments to reconcile the net loss to cash provided by operating activities included depreciation and amortization of $444,327 for the nine months ended September 30, 2014 as compared to $317,639 for the corresponding period in 2013. The increase in inventory was $155,138, which was significantly less than the increase of $1,138,548 in inventory for the corresponding period in 2013.The Company also had to reserve obsolete inventory of $66,068 for the nine months ended September 30, 2014.

The Company increased its account payables to $108,788 and reduced its deferred revenue to $126,619. The Company increased its accounts receivables by $99,108 and had prepaid expenses of $141,569 for the nine months ended September 30, 2014.

Investing Activities

Net cash used in investing activities of continued operations was $370,237 for the nine months ended September 30, 2014 compared to net cash used in investing activities of continued operations of $138,762 for the corresponding period in 2013. The cash was primarily attributed to acquisition of new machinery and facility which was still a construction-in-progress.

Financing Activities

Net cash used in financing activities of continued operations were $41,858 and $54,489 for the nine months ended September 30, 2014 and 2013 respectively. Net cash used in financing activities of continued operations resulted from payment of capital lease principal.

Cash at September 30, 2014 and December 31, 2013 was $124,638 and $573,546, respectively. The Company had working capital of $5,090,638 at September 30, 2014 as compared to $5,401,426 at December 31, 2013.

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

Related Parties Transactions

The Company had generated sales revenues from related parties in the amount of $1,630,324 and $1,388,105 for the nine months ended September 30, 2014 and 2013, respectively.

The Company had outstanding accounts receivables from related parties in the amount of $578,566 and $523,024 at September 30, 2014 and December 31, 2013, respectively.

The Company had outstanding deferred revenues due to related parties in the amount of $1,161,952 and $1,617,625 at September 30, 2014 and December 31, 2013, respectively.

Critical Accounting Policies

Information regarding significant accounting standards is included in Note 3 to the accompanying Consolidated Financial Statements.

Off-Balance Sheet Arrangements

As of September 30, 2014, the Company did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our CEO and CFO, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2014.

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

CHINA DU KANG CO., LTD.
(Registrant)

Date: November 14, 2014	By:	/s/ Wang Yong Sheng
Wang Yong Sheng,
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2014	By:	/s/ Liu Su Ying
Liu Su Ying,
Chief Financial Officer
(Principal Accounting Officer)

